Form 10-K405
period 1996-09-30
HAMBRECHT & QUIST GROUP INC
filed 1996-12-20
CIK 1017267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
   /X/                          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                   OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended September 30, 1996
                                                OR
   / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                                    1934

                        For the transition period from                  to

                         COMMISSION FILE NUMBER 1-11855
                            ------------------------

                            HAMBRECHT & QUIST GROUP

             (Exact name of Registrant as specified in its charter)

           DELAWARE                         94-3246636
 (State or other jurisdiction    (I.R.S. Employer Identification
     of incorporation or                       No.)
        organization)

                                ONE BUSH STREET
                        SAN FRANCISCO, CALIFORNIA 94104
          (Address of principal executive offices, including zip code)

                                 (415) 439-3000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   Common Stock, par value $0.01 per share                New York Stock Exchange
                                                          Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                              (Titles of classes)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $308,430,871 as of December 2, 1996, based upon the last sale price as reported on the New York Stock Exchange on such date.

    23,141,683 shares of Common Stock were issued and outstanding as of December 2, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the Registrant's fiscal year ended September 30, 1996 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held March 14, 1997 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Hambrecht & Quist Group, a Delaware corporation, was formed as a holding company for all of the operations of Hambrecht & Quist following the Restructuring described below. The Restructuring was effected in August 1996. The Company is the successor to the businesses conducted by Hambrecht & Quist Group, a California corporation established in 1983 and renamed Hambrecht & Quist California in the Restructuring ("H&Q California"), and Hambrecht & Quist, L.P., a California limited partnership established in 1993 ("LP"). In 1983, H&Q California succeeded to the business of Hambrecht & Quist, a California partnership formed in 1968. Unless the context otherwise requires, "Hambrecht & Quist," "H&Q" and the "Company" refer to Hambrecht & Quist Group, a Delaware corporation, and its predecessors, affiliates and subsidiaries. Hambrecht & Quist and H&Q are registered trademarks of the Company.

    The Company operates primarily as a holding company and indirectly owns all of the subsidiaries and equity interests in affiliated entities that previously were owned by either H&Q California or LP. Hambrecht & Quist L.L.C. ("H&Q LLC"), the Company's 100% beneficially owned subsidiary, is the Company's principal investment banking subsidiary and securities broker-dealer.

    The Company's other principal operating subsidiaries or affiliated entities, which are directly or indirectly wholly owned except as indicated, are as follows: RvR Securities Corp. ("RvR Securities"), a registered broker-dealer serving companies with smaller capitalizations than H&Q LLC's typical underwriting clients; Hambrecht & Quist Capital Management Incorporated ("Capital Management"), a registered investment adviser to two publicly traded closed-end mutual funds; Hambrecht & Quist Venture Partners, a California limited partnership ("Venture Partners"), a venture capital fund management partnership in which the Company has a controlling general partnership interest; Hambrecht & Quist Guaranty Finance, LLC (together with its predecessor, Hambrecht & Quist Guaranty Finance, L.P., "Guaranty Finance"), an 87.5%-owned subsidiary of the Company engaged in asset-based financing; and Hambrecht & Quist Transition Capital, LLC ("Transition Capital"), an 87.5%-owned subsidiary of the Company formed in 1996 to provide bridge loans and mezzanine financings to emerging growth companies.

    In addition, the Company's international activities are carried out in part through Hambrecht & Quist Saint Dominique, a 50%-owned joint venture formed in 1996 that provides investment banking services to emerging growth companies in Europe.

    The Company also maintains minority investments in H&Q Asia Pacific, Ltd. ("Asia Pacific"), which provides financial advisory and fund management services in the Asia Pacific region, Beeson Gregory Holdings Limited, a London-based brokerage firm and financial adviser specializing in growth companies, De Santis Capital Management, L.P., a registered investment adviser, and EASDAQ S.A., a Nasdaq-type stock market for emerging growth companies in Europe. The Company also has a 20% interest in Lewco Securities Corp. ("Lewco"), which acts as a clearing broker and depository for Schroder Wertheim & Co. and the Company.

RESTRUCTURING

    In August 1996, the Company engaged in a series of restructuring transactions (collectively, the "Restructuring"). Immediately prior to the Restructuring, the Company operated through two entities, H&Q California and LP, and a majority of the outstanding shares and options of H&Q California were owned by members of the Board of Directors, Managing Directors and Principals of the Company, and ownership positions of the shareholders and optionholders of H&Q California and the beneficial owners of partnership interests in LP were substantially the same.

    Prior to the Restructuring, H&Q California owned 70% of H&Q LLC and all of the Company's interests in its subsidiaries and affiliates, other than Guaranty Finance, as well as certain securities held for investment; LP owned 30% of H&Q LLC and 70% of Guaranty Finance; and Guaranty Finance was 15% owned indirectly by Daniel H. Case III, President and Chief Executive Officer of the Company, and 15% owned indirectly by the President of the General Partner of Guaranty Finance, who is otherwise unaffiliated with the Company.

    The principal objective of the Restructuring was to eliminate the dual ownership structure of H&Q California and LP in order to create a simpler organizational structure, while retaining the tax efficiencies achieved to date with respect to portfolio investments then held by LP. In the Restructuring, LP distributed to a liquidating trust for the benefit of its partners $9.4 million in cash and certain securities with a book value of approximately $21.6 million, including securities distributed to LP from Guaranty Finance. These securities represented investments that had a market value higher than their tax basis and were distributed in order to achieve the tax efficiencies afforded by the LP partnership structure. The securities included 519,107 shares of The BISYS Group, Inc. ("BISYS") with a book value of approximately $14.3 million and other securities owned by LP with a book value of approximately $1.5 million, and other investments with a book value of approximately $5.8 million that were distributed to LP by Guaranty Finance. Guaranty Finance also distributed to its minority equity holders securities with a book value of approximately $2.5 million. These distributions not only reduced the Company's total assets and stockholders' equity but also reduced the amount of investment assets, including the amount of non-marketable investments, from which the Company can generate future net investment gains or losses. Immediately following the LP and Guaranty Finance distributions, LP merged with and into the Company, and H&Q California merged with a subsidiary of the Company and became a wholly owned subsidiary of the Company (the "Mergers"). The restructuring transactions will also result in a higher effective income tax rate on the Company's future taxable income. Pursuant to the Mergers, the partners of LP and the shareholders of H&Q California received 24 shares of Company common stock for each LP equity ownership unit and four shares of Company common stock for each share of H&Q California common stock outstanding immediately prior to the Mergers. The Mergers were non-taxable transactions under Sections 351 and 368 of the Internal Revenue Code of 1986, as amended.

    In June 1996, H&Q California created a trust ("Group Trust") for the benefit of certain current and former employees and transferred its limited partnership interest in LP to the Group Trust. Prior to the effectiveness of the Mergers, H&Q California purchased Mr. Case's interest in Guaranty Finance at its fair market value. Mr. Case co-founded Guaranty Finance in 1983 and purchased his interest at fair market value at the time Guaranty Finance was initially capitalized in 1985. Subsequently, Mr. Case made additional investments or increased his percentage ownership indirectly in Guaranty Finance, principally by foregoing his share of a cash distribution that H&Q California received from Guaranty Finance in 1992. The repurchase by H&Q California of this interest was effected in order to avoid the possibility or appearance of a conflict of interest between Mr. Case and the Company, and to align more directly Mr. Case's equity interests related to the Company with those of other Company stockholders. In addition, H&Q California purchased a portion of the interest in Guaranty Finance held by the other minority shareholder, and sold interests in Guaranty Finance to certain Guaranty Finance employees and to a non-officer employee of the Company who devotes significant time to Guaranty Finance. As a result of such purchases and sales, the Company has an 87.5% interest in Guaranty Finance. Prior to the effectiveness of the Mergers, the Company also sold 12.5% of Transition Capital to certain employees and consultants of Transition Capital and to a non-officer employee of the Company who devotes significant time to Transition Capital.

    The historical financial statements included at Part II, Item 8, include the combined operations of H&Q California and LP. The entities are presented on a combined basis because the entities operated under common management. There was a high degree of common ownership and the entities were merged in the Restructuring. The Restructuring of H&Q California and LP by their shareholders and partners, respectively, into one surviving holding company, Hambrecht & Quist Group, was accounted for at the individual shareholders' and partners' carrying values, which represented the entities' carrying values. See Note 1 of Notes to Consolidated Financial Statements.

HAMBRECHT & QUIST

    Hambrecht & Quist is a major bracket investment bank focused on emerging growth companies and growth-oriented investors. The Company's core strength has been the early identification and sponsorship of leading growth companies in its chosen areas of focus through analysis of industry and technology trends. The Company leverages its industry expertise by providing growth companies and growth investors with a full range of investment banking and brokerage services, and by investing its own capital in emerging growth companies.

    Hambrecht & Quist is considered generally by the securities industry to be one of the approximately 15 major bracket investment banks based on H&Q's significant level of participation in equity underwritings as manager or a co-manager and in syndicates for public equity offerings managed by other investment banks. "Major bracket" firms are smaller than the six "bulge bracket" investment banks. The Company is one of the smallest major bracket firms based on measures such as revenues, assets, dollar amounts of underwritten debt and equity, number of employees and trading volume. However, the Company believes that based on the number of managed or co-managed public equity offerings, H&Q is a leading underwriter of equity securities for emerging growth companies in its industry areas of focus. As a result of the high proportion of venture capital invested in emerging growth companies located in California and Massachusetts, the Company's underwriting clients have been concentrated in these states. Approximately 45% of the companies for which H&Q served as a manager or co-manager of a securities offering between January 1995 and September 1996 were based in California, and approximately 11% of these companies were based in Massachusetts.

    Hambrecht & Quist was formed in 1968 to focus on the needs of emerging growth companies and their investors. It has grown its business by expanding the range of services it provides to growth companies and investors, by servicing the needs of larger size companies, and by developing expertise in new industries and markets. H&Q, from its inception, combined equity underwriting and brokerage services for emerging growth companies with venture capital investing. The Company has expanded its underwriting capability by increasing its corporate finance and syndicate personnel; increased advisory services in mergers, acquisitions, strategic partnerships and private placements; and increased its asset-based and mezzanine financing activities. At September 30, 1996, H&Q made a market in over 350 stocks traded on the Nasdaq Stock Market ("Nasdaq"). During the quarter ended September 30, 1996, based on publicly reported trading volume data, H&Q was one of the top three market-makers in approximately 79% of the Nasdaq equity securities issued by companies for which H&Q served as manager or co-manager in an initial public offering completed between January 1991 and September 1996. H&Q has also hired additional retail brokers and increased its trading of securities listed on the New York Stock Exchange ("NYSE"). From its early concentration on the technology and healthcare industries, Hambrecht & Quist has broadened its focus to encompass the branded consumer industry and companies providing business information, outsourcing and healthcare services.

    H&Q was founded with and maintains a commitment to working closely with entrepreneurial companies and investors interested in such companies. H&Q believes that it has developed a strong internal culture that emphasizes a long-term investment outlook. H&Q believes that its focus on rapidly growing entrepreneurial companies and growth-oriented investors and its tradition of principal investing, along with its broad internal distribution of equity ownership, have combined to sustain this culture.

    H&Q organizes its research and investment banking professionals into industry teams. Each team, together with Hambrecht & Quist's venture capital professionals, endeavors to develop and maintain an in-depth understanding of the secular and cyclical trends driving that particular industry sector. In addition, each team of professionals maintains close relationships not only with private and public growth companies, but also with venture capital and key institutional investors, technical experts, professional service providers and other key industry participants. Through these relationships, H&Q gains the opportunity to participate actively in the growth of promising entrepreneurial companies.

    Hambrecht & Quist believes that its industry focus and long-term orientation, together with the depth of its resources committed to the growth company sector, have made H&Q a leading underwriter of public offerings of securities for emerging growth companies in its areas of focus. Hambrecht & Quist has managed or co-managed more than 675 public offerings of equity securities for more than 460 growth companies, serving as lead manager in approximately 270 of these offerings.

    For information regarding certain risks that face the Company and its business, see "Factors Affecting the Company's Business, Operating Results and Financial Condition."

RESEARCH FOCUS

    H&Q believes that industry specialization is crucial to meeting the demands of its clients for sophisticated and informed investment and strategic advice. The Company's approach is to serve its clients through an in-depth understanding of sharply defined industry segments and the leading participants in those segments. H&Q's research universe is presently divided into the industry groups and industry segments set forth below. Rather than dedicating, for example, just one senior analyst to cover all aspects of a broadly defined industry, the Company dedicates focused research support to many segments within each of the industries it serves. In certain instances an H&Q analyst provides coverage for more than one industry segment.

                           HAMBRECHT & QUIST RESEARCH

    [Graphic consisting of four organization charts ("Technology," "Healthcare," "Information Services" and "Branded Consumer") illustrating the division of the Company's research effort.
The "Technology" organization chart reflects a division into six categories each with specific subcategories. These categories are (with the subcategories listed in parenthesis): "Communications" ("Internet Access," "Internetworking/LAN," "Mobile," "Telecommunications Equipment/WAN" and "Wireless"), "Distributed Systems" ("Consumer Software & Digital Media," "Internet Content," "Distribution" and "PC Peripherals"), "Enterprise Software/Internet" ("DBMS & Tools," "Systems Management," Enterprise Applications," "Productivity Applications", "Desktop Software" and "Web Software"), "Technical Systems" ("Design Automation," "Embedded Control" and "Technical Software"), "Semiconductor/Capital Equipment" ("Analog," "Digital," "Fabless" and "Equipment") and "Special Situations" ("Imaging" and "Services").
The "Healthcare" organization chart reflects a division into four categories, two of which have specific subcategories. These categories are (with the subcategories listed in parenthesis): "Biotechnology," "Emerging Pharmaceuticals/Drug Delivery," "Medical Devices" ("Cardiovascular," "Orthopedics," "Urology" and "Women's Health") and "Healthcare Services" ("Contract Research Organizations," "Health Maintenance Organizations," "Physician Network Management" and "Subacute").
The "Information Services" organization chart reflects a division into four categories, one of which has specific subcategories. These categories are (with the subcategories listed in parenthesis): "Financial Services" ("Internet" and "Transaction Processors"), "Healthcare Information Services," "Business Services" and "Special Situations."
The "Branded Consumer" organization chart reflects a division into four categories which are "Food and Beverage," "Specialty Apparel," "Sports & Leisure" and "Services."]

    In order to achieve this depth and specialization, the Company typically recruits or trains analysts with significant industry and technical expertise, in addition to financial services expertise. H&Q believes this specialized approach enables it to generate analytical research that enhances the quality of investment decisions in the fast-changing and technologically sophisticated industries it covers.

    H&Q's research analysts cover over 350 publicly traded companies. The Company's analysts also periodically publish comprehensive studies of an industry or a long-term investment theme. In addition to written publications, the Company's analysts play a prominent role at the Company's investor conferences by presenting summaries of key industry trends.

    The Company's research analysts work closely with its investment banking and venture capital professionals to identify promising privately held companies. H&Q believes that early contacts with private companies are important not only to develop its underwriting and principal transactions activities, but also to achieve and maintain an understanding of the rapidly evolving growth industries on which the Company focuses. The research analysts also, from time to time, assist in screening and/or evaluating proposed principal investments for the Company's venture capital and investment banking professionals. In addition, H&Q's research analysts work closely with sales and trading professionals to enhance the access of the Company's institutional investor clients to up-to-date industry analysis.

    H&Q has been recognized for its success in bringing together leading growth companies and growth investors at the annual conferences it sponsors. Each conference focuses on a different growth industry or geographic region. Since October 1995, H&Q has sponsored the following investment conferences:

               HAMBRECHT & QUIST CONFERENCE                       DATE             LOCATION
----------------------------------------------------------  ----------------  ------------------
plaNET.wall.street (Internet Symposium)                     October 1995      New York
Healthcare Conference                                       January 1996      San Francisco
Annual Private Equity Conference                            February 1996     London
European Growth Company Conference                          February 1996     Paris
Interactive Entertainment Conference                        March 1996        Snowbird, Utah
Technology Conference and plaNET.wall.street West           April 1996        San Francisco
Investing in Life Sciences                                  May 1996          London
Branded Consumer Growth Company Conference                  June 1996         Napa Valley
Annual Private Equity CFO Conference                        June 1996         San Francisco

    More than 675 public and private companies made presentations to investment professionals, venture capitalists and other participants in the securities and emerging growth company industries at the most recent sessions of the Company's annual conferences. The Hambrecht & Quist Technology Conference, which held its 24th annual session in 1996, was the first annual investment conference focusing exclusively on emerging growth companies in the technology sector. For 14 years, the Company's annual Healthcare Conference has provided a forum for companies in the healthcare industry to give presentations to growth investors, and was the first conference of its kind. Since 1993, Hambrecht & Quist has sponsored an annual conference focused on emerging branded consumer product companies. In October 1995, H&Q sponsored the first major investment conference dedicated solely to Internet-related companies, and held a follow-up conference in 1996.

    To facilitate the analysis of long-term trends, the Company has developed the H&Q Technology Index, the H&Q Growth Index and nine sector indices, including the H&Q Branded Consumer Growth Index and the H&Q Internet Index. These indices serve as a tool for comparing certain industry groups with one another, with the marketplace as a whole, and with the overall economy. Many growth companies use the H&Q indices to compare their stock price performance with other companies, for example, in annual proxy statements.

INVESTMENT BANKING

    H&Q is a major bracket investment bank dedicated to raising equity capital for, and providing financial advice to, emerging growth companies within its areas of focus. The securities industry refers to a firm as a "major bracket" investment bank if that firm receives a significant proportion of the underwriting syndicate allocations when participating in public offerings managed by other investment banks. The major bracket firms are smaller than the "bulge bracket" investment banks, which are generally considered to be CS First Boston Corporation, Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), Morgan Stanley & Co. Incorporated and Salomon Brothers Inc. The securities industry today generally classifies as major bracket firms Alex. Brown & Sons Incorporated, Bear, Stearns & Co. Inc., Dean Witter Reynolds Inc., Dillon, Read & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), Hambrecht & Quist LLC, J.P. Morgan Securities Inc., Lazard Freres & Co. LLC, Montgomery Securities, Oppenheimer & Co., Inc., PaineWebber Incorporated, Prudential Securities Incorporated, Robertson, Stephens & Company LLC, Schroder Wertheim & Co. Incorporated and Smith Barney Inc.

    Hambrecht & Quist provides its corporate clients with a broad range of services, principally involving public offerings of equity and convertible debt securities, private placements of equity securities, and advice in merger, acquisition and strategic partnering transactions, as well as after-market services and support.

    H&Q's investment banking professionals focus their activities along the same industry lines as the Company's research analysts. The Company believes that by developing an in-depth understanding of the industries they serve, these investment banking professionals enhance their ability to advise issuers with respect to strategic and financing options.

    The following table shows the distribution of the number of public offering transactions managed or co-managed by H&Q since 1991 among the different industries which the Company serves.

       HAMBRECHT & QUIST'S MANAGED OR CO-MANAGED PUBLIC EQUITY OFFERINGS

                      JANUARY 1991 THROUGH SEPTEMBER 1996

    [A pie chart representing Hambrecht & Quist Public Equity Offerings from January 1991 through September 1996 is divided into four segments. The segments represent "Technology" (51%), "Healthcare" (32%), "Services" (13%) and "Branded Consumer" (4%).]

    DOMESTIC UNDERWRITING

    H&Q is a leading underwriter of public offerings of equity securities for emerging growth companies in its industry areas of focus, based on the number of transactions completed since January 1991 in which H&Q served as a managing or co-managing underwriter. Between January 1991 and September 1996, the Company lead managed 178 offerings and co-managed 183 offerings of equity and convertible debt securities by over 250 companies that raised an aggregate of over $19.3 billion. Of this amount, approximately $11.6 billion was raised during the period from January 1995 through September 1996.

    H&Q concentrates its domestic underwriting efforts in high-growth industry sectors where the Company believes it has a relative competitive advantage due to its investment banking relationships and its research, trading and distribution capabilities. Within its selected industries, the Company concentrates on emerging companies that it believes have the potential to become industry leaders. H&Q believes that, based on the number of transactions completed since January 1991 in which H&Q served as a managing or co-managing underwriter, it has established a strong record underwriting software, communications, biotechnology, computer hardware, semiconductor, Internet, business information and outsourcing services and healthcare services companies. The Company is also seeking to develop a strong position as a managing underwriter of securities offerings by branded consumer companies.

    The following tables indicate H&Q's relative ranking, based on number of transactions completed as a manager or co-manager during the period from January 1991 through September 1996 and the 21 months from January 1995 through September 1996, among underwriters of all public equity offerings, underwriters of equity securities offered by technology companies, and underwriters of equity securities offered by healthcare companies. The information in the tables and in the paragraph immediately following the tables is derived from data provided by Securities Data Corp., excludes underwriters' over-allotment options and reflects H&Q's judgment concerning the classification of companies as technology, healthcare and other industries based on H&Q's review of the company descriptions provided by Securities Data Corp. H&Q uses different definitions of the technology and healthcare industries than the definitions used by Securities Data Corp.

            UNDERWRITERS OF PUBLIC EQUITY OFFERINGS--ALL INDUSTRIES
             RANKED BY NUMBER OF TRANSACTIONS MANAGED OR CO-MANAGED

       JANUARY 1991 THROUGH SEPTEMBER 1996
--------------------------------------------------
                                        AGGREGATE
                          AGGREGATE      AMOUNT
                          NUMBER OF        ($
                        TRANSACTIONS    MILLIONS)
                        -------------  -----------
Smith Barney..........          504     $  45,994
Montgomery
  Securities..........          496        28,357
Alex. Brown...........          486        31,996
Merrill Lynch.........          470        82,975
Goldman Sachs.........          469        82,742
Lehman Brothers.......          434        49,368
DLJ...................          415        47,465
Morgan Stanley........          400        65,762
HAMBRECHT & QUIST.....          349        15,670
Robertson, Stephens...          344        16,695
CS First Boston.......          331        50,991
Salomon Brothers......          311        44,432
PaineWebber...........          308        22,113
Bear Stearns..........          223        28,275
Cowen.................          213        10,981


       JANUARY 1995 THROUGH SEPTEMBER 1996
--------------------------------------------------
                                        AGGREGATE
                          AGGREGATE      AMOUNT
                          NUMBER OF        ($
                        TRANSACTIONS    MILLIONS)
                        -------------  -----------
Smith Barney..........          239     $  25,576
Montgomery
  Securities..........          223        15,581
Alex. Brown...........          215        17,714
HAMBRECHT & QUIST.....          184         9,565
Goldman Sachs.........          182        35,870
Merrill Lynch.........          177        35,582
DLJ...................          177        23,597
Morgan Stanley........          176        32,809
Robertson, Stephens...          168         9,240
Lehman Brothers.......          140        17,904
Cowen.................          131         7,363
Salomon Brothers......          118        16,453
PaineWebber...........          111         9,549
CS First Boston.......          105        20,860
Needham...............           84         3,509

          UNDERWRITERS OF PUBLIC EQUITY OFFERINGS--TECHNOLOGY INDUSTRY
             RANKED BY NUMBER OF TRANSACTIONS MANAGED OR CO-MANAGED

       JANUARY 1991 THROUGH SEPTEMBER 1996
--------------------------------------------------
                                        AGGREGATE
                          AGGREGATE      AMOUNT
                          NUMBER OF        ($
                        TRANSACTIONS    MILLIONS)
                        -------------  -----------
HAMBRECHT & QUIST.....          201     $   9,650
Robertson, Stephens...          173         8,390
Alex. Brown...........          171         9,607
Montgomery
  Securities..........          144         7,027
Cowen.................          127         6,371
Lehman Brothers.......          114        10,107
Morgan Stanley........           92        11,806
DLJ...................           82         7,371
Goldman Sachs.........           79        12,551
Smith Barney..........           58         3,455
Merrill Lynch.........           53        11,694
PaineWebber...........           48         2,650
Bear Stearns..........           45         7,069
Salomon Brothers......           41         5,152
CS First Boston.......           31         6,303


       JANUARY 1995 THROUGH SEPTEMBER 1996
--------------------------------------------------
                                        AGGREGATE
                          AGGREGATE      AMOUNT
                          NUMBER OF        ($
                        TRANSACTIONS    MILLIONS)
                        -------------  -----------
HAMBRECHT & QUIST.....          119     $   6,248
Robertson, Stephens...           95         4,914
Alex. Brown...........           87         5,787
Cowen.................           81         4,540
Montgomery
  Securities..........           69         4,013
Needham...............           57         2,535
Morgan Stanley........           54         8,062
Goldman Sachs.........           40         7,464
Lehman Brothers.......           39         4,428
DLJ...................           32         2,737
Merrill Lynch.........           26         6,736
PaineWebber...........           25         1,465
Smith Barney..........           20         1,341
CS First Boston.......           14         4,302
Salomon Brothers......           13         2,124

          UNDERWRITERS OF PUBLIC EQUITY OFFERINGS--HEALTHCARE INDUSTRY
             RANKED BY NUMBER OF TRANSACTIONS MANAGED OR CO-MANAGED

       JANUARY 1991 THROUGH SEPTEMBER 1996
--------------------------------------------------
                                        AGGREGATE
                          AGGREGATE      AMOUNT
                          NUMBER OF        ($
                        TRANSACTIONS    MILLIONS)
                        -------------  -----------
Smith Barney..........          157     $  10,324
Alex. Brown...........          137         8,939
HAMBRECHT & QUIST.....          124         4,949
Montgomery
  Securities..........          111         5,082
Robertson, Stephens...          101         5,204
Lehman Brothers.......           95         7,394
Cowen.................           77         3,402
PaineWebber...........           72         3,781
Merrill Lynch.........           69        10,336
Morgan Stanley........           56         7,565
DLJ...................           56         4,609
Goldman Sachs.........           48         7,524
CS First Boston.......           48         4,671
Bear Stearns..........           48         4,273
Salomon Brothers......           23         2,157


       JANUARY 1995 THROUGH SEPTEMBER 1996
--------------------------------------------------
                                        AGGREGATE
                          AGGREGATE      AMOUNT
                          NUMBER OF        ($
                        TRANSACTIONS    MILLIONS)
                        -------------  -----------
Smith Barney..........           69     $   5,454
Alex. Brown...........           54         3,895
HAMBRECHT & QUIST.....           50         2,511
Montgomery
  Securities..........           48         2,892
Cowen.................           44         2,077
Robertson, Stephens...           41         2,704
Lehman Brothers.......           36         2,187
Merrill Lynch.........           24         4,384
DLJ...................           21         1,740
PaineWebber...........           20         1,198
Morgan Stanley........           19         3,253
Goldman Sachs.........           19         2,744
Needham...............           17           653
Salomon Brothers......           16         1,221
CS First Boston.......           14         1,386

    The average size of public equity offerings managed or co-managed by the Company during the period from January 1995 through September 1996 was approximately $51.3 million, compared to an average transaction size during the period of $133.6 million for the bulge bracket investment banks and $87.5 million for all major bracket investment banks. The Company believes that the number of transactions completed is a meaningful measure of H&Q's ranking relative to others as an underwriter of emerging growth company securities in the Company's area of focus because public offerings by emerging growth companies tend to be smaller than those of more mature companies. Measured by average transaction size, H&Q's ranking out of fifteen firms for all offerings, technology industry offerings and healthcare industry offerings during the period would have been fourteenth, thirteenth and thirteenth, respectively. The Company was the lead underwriter in approximately 49% of its total equity underwriting transactions from January 1995 through September 1996, compared to a 49% average for bulge bracket firms and a 35% average for major bracket firms during such period.

    As a result of the high proportion of venture capital invested in emerging growth companies in California and Massachusetts, H&Q's underwriting clients have to date been concentrated in these states. Approximately 45% of the companies for which H&Q served as manager or co-manager of a public offering between January 1995 and September 1996 had principal offices located in California, and approximately 11% of these companies had principal offices located in Massachusetts. During this period, the Company managed or co-managed four to eight public offerings for companies in each of Florida, Illinois, Maryland, New Jersey, New York, Pennsylvania, Texas, Virginia and Washington (a total of 43 offerings), one to three public offerings for companies in each of 10 other states (a total of 18 offerings) and 19 offerings for companies with primary operations outside the United States. For the 19 states outside California and Massachusetts represented, H&Q managed or co-managed an average of approximately three offerings per state, and in five of those states only one offering was completed.

    H&Q's strategy is to maintain long-term relationships with its corporate clients by serving their capital raising needs beyond their initial public offerings of securities. H&Q also seeks to increase its base of publicly held clients by serving as a manager or co-manager in follow-on offerings for companies that H&Q believes have attractive investment characteristics, whether or not H&Q participated as a manager or co-manager in the initial public offering of securities for such companies. The Company believes it has been successful in retaining clients and obtaining new clients, based on the more than 100 transactions since January 1991 in which it has been retained or added as manager or co-manager of follow-on offerings, in contrast to the approximately 20 transactions in which competitors replaced the Company in these roles.

    The following table sets forth the distribution among industries, on a calendar year basis, of public equity offerings completed between January 1991 and September 1996 in which the Company acted as manager or co-manager. Italicized data indicates the number of transactions in which the Company served as lead manager.

                   HAMBRECHT & QUIST'S MANAGED OR CO-MANAGED
                      PUBLIC EQUITY OFFERINGS BY INDUSTRY
                      JANUARY 1991 THROUGH SEPTEMBER 1996

                                                       NUMBER OF TRANSACTIONS COMPLETED
                                                    (NUMBER OF LEAD MANAGED TRANSACTIONS)
                           ----------------------------------------------------------------------------------------
                                                   YEAR ENDED DECEMBER 31,                             NINE MONTHS
                           ------------------------------------------------------------------------       ENDED
                                                                                                      SEPTEMBER 30,
                               1991           1992           1993           1994           1995           1996
                              ------         ------         ------         ------         ------      -------------
INDUSTRY
-------------------------
Technology...............    15      (7)    13      (8)    22     (10)    19     (14)    59     (32)        49(26)
Healthcare...............    21      (9)    19      (5)    20     (11)    11      (4)    16     (11)        23 (8)
Services.................     6      (2)     6      (5)     3      (3)     4      (3)     9      (5)        19 (5)
Branded Consumer.........   --      (--)     1     (--)     2     (--)     3      (2)     6      (3)         3(--)
                           ----   -----   ----   -----   ----   -----   ----   -----   ----   -----         -----
  Total:.................    42     (18)    39     (18)    47     (24)    37     (23)    90     (51)        94(39)
                           ----   -----   ----   -----   ----   -----   ----   -----   ----   -----         -----
                           ----   -----   ----   -----   ----   -----   ----   -----   ----   -----         -----

    H&Q has recently increased its expertise in providing private and public offerings of convertible debt securities. Since January 1995, Hambrecht & Quist has completed six convertible debt transactions involving an aggregate of $877.1 million in securities. During all periods, underwriting revenues from convertible debt securities transactions have comprised less than 5% of the Company's total revenues, and the Company's convertible debt underwriting activities are small both in number of transactions and dollars raised compared to major bracket firms overall, many of which serve more mature industries. The Company has rarely underwritten public offerings of non-convertible debt.

    RvR Securities offers equity underwriting services to companies with smaller capitalizations than H&Q LLC's typical underwriting clients. Since December 1993, RvR Securities has completed six underwriting transactions. These transactions were all initial public offerings, ranging in size from $4.2 million to $14.4 million. The issuers were four technology companies, a branded consumer company and a passenger airline company. Two of these companies subsequently became underwriting clients of H&Q LLC. With respect to each of the six companies, RvR Securities and/or H&Q LLC acted as a market-maker. RvR Securities does not currently engage in any market-making activities. While RvR Securities' revenues to date have not been material to the Company, RvR Securities enables H&Q to provide a valuable service to these smaller capitalization growth companies and to maintain a relationship that enhances opportunities for H&Q LLC to provide underwriting and advisory services in the future.

    Hambrecht & Quist provides after-market support to its underwriting clients through the supply of information concerning institutional holdings within the issuer's shareholder base, as well as data concerning the market performance of the corporate client's stock and other stocks in the issuer's industry. The Company's Corporate Services group identifies and accesses relevant research, company news, market trends, institutional ownership data, trading activity and performance reporting, and arranges meetings with institutional shareholders to assist newly public companies in developing their investor relations efforts.

    INTERNATIONAL ACTIVITIES

    H&Q is actively developing its international investment banking business both by assisting non-U.S. companies in raising capital in the United States and by improving access to local capital for growth companies in other countries. While revenues from international underwriting activities have grown as a percentage of the Company's total revenues, during the 21-month period ended September 30, 1996, these revenues comprised less than 10% of the Company's underwriting revenues and less than 5% of the Company's total revenues.

    In the 21-month period from January 1995 through September 1996, the Company managed or co-managed 19 equity offerings for companies with primary operations outside the U.S., raising a total of approximately $1.3 billion. These transactions included seven initial public offerings and two follow-on public offerings on Nasdaq for European growth companies, and three initial public offerings and three follow-on public offerings on Nasdaq for Israeli growth companies. This level of underwriting activity for non-U.S. companies represents a significant increase from the seven equity offerings, raising a total of $215.0 million, in which the Company served as a manager or co-manager during the four-year period from January 1991 through December 1994.

    Hambrecht & Quist has developed strategic relationships with local financial institutions in Europe in order to build relationships with leading European growth companies and with the financial communities which serve these companies. These relationships are also intended to develop H&Q's European investment banking presence on the EASDAQ market, which was launched in October 1996. EASDAQ's charter is to serve as a Nasdaq-type stock market for emerging growth companies in Europe. H&Q is a charter member of the European Association of Securities Dealers and a founding investor in EASDAQ.

    In January 1996, Hambrecht & Quist announced the formation of a 50%-owned joint venture with Financiere Saint Dominique, a leading private equity investor in France. The joint venture, Hambrecht & Quist Saint Dominique ("Saint Dominique"), is an underwriter and market-maker on the EASDAQ market, as well as for le Nouveau Marche, a Paris-based stock market for emerging growth companies that was launched in February 1996. As of December 16, 1996, Saint Dominique had completed two initial public offerings on le Nouveau Marche and three public offerings on the EASDAQ market.

    In the United Kingdom, H&Q holds a minority equity position in Beeson Gregory Holdings Limited, a London-based brokerage firm and financial advisor specializing in growth companies. In addition, the Company has opened a London office with institutional sales and corporate finance functions.

    The Company's strategy in Asian markets has been to focus initially on venture capital investments in promising growth companies through H&Q's minority investment in Asia Pacific. H&Q believes that this strategy will enable the Company to develop and maintain relationships with growth companies in the region.

    The following table lists companies for which Hambrecht & Quist managed or co-managed public offerings of equity or convertible debt securities completed during fiscal 1996:

                              HAMBRECHT & QUIST'S
                          RECENT UNDERWRITING CLIENTS
                      OCTOBER 1995 THROUGH SEPTEMBER 1996

ABACUS Direct

ACT Networks

Advanced Fiber Communications

Advent Software

Affiliated Computer Services

Alpha-Beta Technology

AMISYS Managed Care Systems

Applied Microsystems

Arbor Software

Arris Pharmaceuticals

ASE Test

Biochem Pharma

Biofield

Boston Beer

BroadVision

Cadus Pharmaceutical

CCC Information

Centocor

Central Garden & Pet

Check Point Software

Citrix Systems

c--net

CompuCom Systems

Computervision

Creative BioMolecules

CSG Systems International

Curative Health Services

CyberCash

Data Translation

Dendrite International

Digital Generation Systems

Dura Pharmaceuticals

E*TRADE Group

Edify

Elantec

Endo Vascular Technologies

Envoy

ESS Technology

Farallon Communications

Forte Software

FPA Medical Management

GelTex Pharmaceuticals

Gemstar International Group

Genset

Gensym

Genzyme Transgenics

GeoWorks

Getty Communications

Gilead Sciences

GT Interactive Software

Guilford Pharmaceuticals

Gynecare

HCIA

Home Health Corp. of America

Houghten Pharmaceuticals

HPR

i2 Technologies

Incyte Pharmaceuticals

Individual

Infonautics

Innotech

Integrated Systems

Intevac

Iomega

Isocor

JDA Software

Jones Medical Industries

Lernout & Hauspie

Logic Works

Lumisys

Lycos

M-Systems (Flash Disk Pioneers)

M.A.I.D.

Macronix International

Meridian Data

MetaTools

Metra Biosystems

Microware Systems

The Northface

Oacis Healthcare Holdings

Object Design

One Wave

Optical Sensors

OrthoLogic

PC DOCS Group International

Pediatric Medical Group

Peerless Systems

Photon Dynamics

Pixar

PLATINUM technology

Prism Solutions

Profit Recovery Group

Raster Graphics

Red Brick Systems

Renaissance Solutions

RMH Teleservices

SangStat Medical

Saville Systems

Sawtek

Seattle Filmworks

Sequana Therapeutics

Siebel Systems

Sierra Semiconductor

Silicon Storage Technology

Silicon Valley Research

Sipex

Solectron

Sonus Pharmaceuticals

SpectraLink

SS&C Technologies

Starbucks

Technology Modeling Associates

Tecnomatix Technologies

Telxon

Triple P

Verilink

Verity

Vincam Group

Visigenic Software

VocalTec

Wind River Systems

Xilinx

    MERGER AND ACQUISITION ADVISORY SERVICES

    Hambrecht & Quist offers a broad range of merger and acquisition ("M&A") advisory services to growth companies. The Company markets its M&A advisory services both to H&Q's existing base of corporate clients and to other companies that can benefit from the Company's expertise. The Company offers advisory services with respect to purchases and sales of businesses; strategic and cross-border partnerships; divestitures and corporate restructurings; hostile takeover defense strategies; fairness opinions in acquisition, investment and defensive transactions; and valuations of businesses and technology assets. From January 1991 through September 1996, the Company provided M&A services in over 100 assignments representing over $9.0 billion of completed transactions.

    The Company's M&A expertise has been developed over the years and has been supported by the close involvement of professionals from the industry groups in both investment banking and research. The Company believes that early identification of emerging industry and technical trends, together with focused industry research coverage, enhances the effectiveness of its M&A professionals' strategic and valuation advice. H&Q's M&A professionals combine industry, technology, legal and accounting expertise with substantial transactional experience. The group's success is reflected in the growth in the volume of completed M&A transactions in which H&Q has provided advice to emerging growth companies:

        HAMBRECHT & QUIST'S MERGER AND ACQUISITION ADVISORY ASSIGNMENTS
                      JANUARY 1991 THROUGH SEPTEMBER 1996

                                                                                                                 NINE MONTHS
                                                                        YEAR ENDED DECEMBER 31,                     ENDED
                                                         -----------------------------------------------------  SEPTEMBER 30,
                                                           1991       1992       1993       1994       1995         1996
                                                         ---------  ---------  ---------  ---------  ---------  -------------
Number of Completed Assignments........................         11          8         11         24         30           27
Aggregate Transaction Value (in millions)..............  $     289  $     174  $     377  $   2,028  $   3,723    $   2,602

    PRIVATE PLACEMENTS AND STRUCTURED FINANCE

    H&Q formalized its private placement capabilities in 1991 with the creation of a group which focuses on acting as placement agent in private securities transactions. H&Q assists in the placement of these securities for a fee, but without underwriting the offered securities. Acting as placement agent generally entails advising the issuer regarding the structure and other aspects of the financing, assisting in the preparation of appropriate disclosure documents and soliciting prospective qualified investors. The private placement/structured finance group places equity and fixed income securities with institutional investors, private capital funds, strategic corporate investors and sophisticated, high net worth individuals. Since 1991, the group has completed 38 private placement transactions, raising over $725 million for growth companies, with 22 of these transactions completed since January 1995. This group often serves corporate clients in their early stages and, as these entrepreneurial companies grow, H&Q seeks to sustain the relationship and provide other services. The group also assists publicly traded corporate clients that undertake convertible debt financings or conduct private offerings of registered and unregistered securities.

SALES, TRADING AND SYNDICATE

    H&Q provides a broad range of sales and trading services to investors and seeks to serve as one of the top market-makers for the equity securities of emerging growth companies for which H&Q has served as a managing or co-managing underwriter. The Company leverages its research capability by identifying companies that it believes have the potential to become leaders in their respective industries and attempting to become a leading market-maker in the shares of those companies, often taking large positions to satisfy the needs of institutional clients for a liquid market in this group of companies.

    INSTITUTIONAL SALES AND TRADING

    At September 30, 1996, H&Q had 32 institutional sales professionals covering growth-oriented investors in many countries, primarily in North America, Western Europe and Japan. H&Q's focus on growth industries enables its sales and trading organization to develop an in-depth understanding of these sectors and companies and to better serve its investor clients. The Company's institutional sales activities are conducted from its offices in San Francisco, New York, Boston, San Diego and London.

    At September 30, 1996, H&Q had 17 trading professionals involved in market making in both Nasdaq and exchange-listed securities. The most significant portion of the Company's institutional revenues arises from trading in Nasdaq securities. At September 30, 1996, H&Q made a market in over 350 Nasdaq stocks. During the quarter ended September 30, 1996, based on publicly reported trading volume data, H&Q was one of the top three market makers in approximately 79% of the Nasdaq equity securities issued by companies for which H&Q served as manager or co-manager in an initial public offering completed between January 1991 and September 1996. H&Q believes that this statistic is more meaningful than other potential measures of Nasdaq market-making activities, such as the total number of Nasdaq stocks in which a securities firm makes a market, because H&Q believes that the volume of market-making activity is an important measure of after-market liquidity for the securities of underwriting clients. Additionally, at September 30, 1996 H&Q had 25 coverage traders, servicing the trading desks of major institutions worldwide. Orders are executed daily as principal or agent in both the listed and Nasdaq markets for equities, convertible and non-convertible debt, including municipal bonds, options and other derivative securities. The Company's trading activities are conducted from its offices in San Francisco, New York and Boston. Hambrecht & Quist clears its trading transactions through Lewco.

    EXECUTIVE FINANCIAL SERVICES

    Since its founding in 1968, H&Q has provided retail brokerage services to individual investors and small institutions interested in emerging growth company securities. In 1994, this business unit was renamed Executive Financial Services ("EFS") and its strategies were realigned in an effort to grow the business. This strategic realignment entailed: (i) increasing the focus of this business on broadening the range and depth of services provided to executives of growth companies; (ii) providing appropriate services to all employees of this client base, rather than only the top executives; (iii) attracting new high net worth investors to H&Q by providing differentiated investment ideas and services and (iv) recruiting and retaining additional experienced and productive brokers to serve high net worth individuals.

    The EFS group operates out of the Company's San Francisco, New York and Boston offices. In addition to handling Nasdaq and exchange-listed brokerage transactions, EFS brokers provide other services, including sales of restricted securities, fixed income investments and consulting for options, hedging, the selection of outside money managers, mutual funds and cash management. At September 30, 1996, the EFS group included 71 retail brokers.

    VENTURE SERVICES

    H&Q provides specialized services to the general and limited partners of venture capital and buyout funds, corporate development functions within large corporations and certain high net worth individuals who participate actively in venture capital investments. These services include the sale of restricted securities, management of in-kind stock distributions by venture capital funds to their investors, sales of shelf-registered securities, private placements and acquisition or sale of large equity positions. The Company also provides venture capitalists with timely information concerning the publicly traded shares included in venture capital investment portfolios. This group was established in 1994 as a separate department within H&Q in recognition of the strategic role played by venture capital investors in H&Q's areas of focus and in establishing and developing a close relationship between the Company and the companies in which venture capitalists hold equity positions. At September 30, 1996, the Venture Services group was comprised of eight employees.

    SYNDICATE

    The Company participates in public offerings of securities either by acting as manager or co-manager of an underwriting syndicate, or by acting as a member of an underwriting syndicate managed by other investment banks. In both cases, the Company risks its capital through its participation in a commitment to purchase securities from an issuer and to resell them to the public. The Company's syndicate activities include managing the marketing and book-building process of underwritten transactions the Company is managing, participating in discussions leading to the offering price of securities and the supervision of initial market-making for lead-managed deals. The Syndicate department is also responsible for developing and maintaining relationships with the syndicate departments of other investment banks. At September 30, 1996, the Syndicate department was comprised of 13 employees, including two senior managers who have an aggregate of over 50 years of experience in the securities industry.

VENTURE CAPITAL AND PRINCIPAL INVESTMENT ACTIVITIES

    From the Company's inception, venture capital investing has been an important component of H&Q's strategy of identifying and building early relationships with promising emerging growth companies. H&Q currently conducts a broad range of venture capital and principal investment activities.

    INSTITUTIONAL VENTURE FUND MANAGEMENT

    Hambrecht & Quist raised its first venture capital fund shortly after the Company was founded. The institutional venture fund management business grew substantially, and by the mid-1980s the Company, principally through affiliated venture capital management partnerships, managed over $600.0 million in venture capital assets. Each institutional fund was structured so that the Company received management fees and a participation in any net profits of the fund.

    In the late 1980s, the Company determined that its domestic venture activities would be most effectively carried out through a strategy of making fewer and smaller venture capital investments and more direct Company participation in these investments. Since then, the Company has reduced the number of investment professionals in its venture capital department. Substantial assets and funds have been distributed as the previously raised funds have matured, and assets under management by the venture capital group currently amount to over $275.0 million.

    SOLE PURPOSE VENTURE CAPITAL PARTNERSHIPS AND DIRECT STRATEGIC INVESTMENTS

    Since 1992, the Company has made venture capital and mezzanine investments by means of limited partnerships that are each formed for the sole purpose of enabling the Company, its senior employees and others to invest in a specific private company. The Company receives no management fees in connection with such investments, but it participates in any profits of the partnerships. Certain of the Company's professionals share in the profit participation of each partnership based on their specific contribution to identifying, structuring and monitoring the partnership's investment. In fiscal 1994, 1995 and 1996, approximately $21.1 million, $15.5 million and $34.3 million, respectively, was invested in such partnerships, of which $3.0 million, $2.9 million and $6.4 million, respectively, was invested by the Company.

    Since the mid-1980s, the Company has, from time to time, invested solely for its own account in private companies that offer a strategic and financial opportunity. The Company in recent years has also invested capital and obtained minority, non-controlling interests in a number of complementary asset-management organizations, including De Santis Capital Management, L.P., a registered investment adviser.

    STRATEGIC AND SPECIALTY FUNDS

    ASIA PACIFIC. Asia Pacific was established in 1985 to provide financial advisory and fund management services to investors and entrepreneurs throughout the Asia Pacific region. As of September 30, 1996, Asia Pacific's operations were among the largest of venture capital firms in the region, with 31 professionals in eight countries. At such date, Asia Pacific managed 11 funds with a combined total of approximately $449.6 million in committed capital. Of this amount, $321.3 million had been invested in over 150 companies located in Asia, including $11.5 million in twelve companies located in the United States with operations in Asia. Seven of these funds, totaling $203.3 million in committed capital, are generally available for investment only in one specific country, and four of these funds, totaling $246.3 million in committed capital, may be invested in companies located in any one of a number of countries in a specified region.

    Hambrecht & Quist holds a minority interest in Asia Pacific's management entities, with the majority interest held by Asia Pacific's management teams. H&Q also is entitled to certain participations in the profits of existing and future Asia Pacific funds.

    HAMBRECHT & QUIST CAPITAL MANAGEMENT. In 1987, the Company formed Hambrecht & Quist Capital Management Incorporated ("Capital Management") to make and manage investments in publicly traded and privately held companies principally engaged in the development, production or distribution of products or services generally related to scientific advances in healthcare, agriculture and environmental management. Capital Management manages two publicly traded closed-end mutual funds: H&Q Healthcare Investors (NYSE:HQH) and H&Q Life Sciences Investors (NYSE:HQL). At September 30, 1996, these funds had combined net assets of approximately $270.7 million, of which approximately 24% was comprised of venture capital and other investments subject to resale restrictions. Capital Management is compensated solely on the basis of management fees as a percentage of assets under management. Capital Management is wholly owned by H&Q.

    ADOBE VENTURES, L.P. In 1994, Hambrecht & Quist formed a limited partnership with Adobe Systems Incorporated ("Adobe") that invests in companies, products or technologies strategic to Adobe's interests. Adobe has committed approximately $40.0 million in capital to date. The Company receives an annual management fee based on the amount of capital committed and participates in any profits of the partnership. Certain of the Company's venture capital professionals share in the profit participation. At September 30, 1996, this fund had invested an aggregate of approximately $27.0 million in 15 companies.

    TI VENTURES L.P. In June 1996, Hambrecht & Quist formed a limited partnership with Texas Instruments Incorporated ("TI") for the purpose of investing in companies that operate in the field of digital communications, with an emphasis on applications and markets requiring integrated technology, such as digital video. TI has committed $30.0 million of capital to the partnership. The Company will receive an annual management fee based on the amount of capital committed and will participate in any profits of the partnership. Investments by this fund at September 30, 1996 were not material.

    ASSET-BASED FINANCING AND MEZZANINE INVESTMENTS

    HAMBRECHT & QUIST GUARANTY FINANCE. In 1983, the Company established the entity that became Guaranty Finance to provide equipment leasing to emerging technology companies. Today, Guaranty Finance provides secured, asset-based financings that include tenant improvement and real estate leases, equipment leases, accounts receivable and inventory financing and loan guarantees for private and public emerging technology, biotechnology and healthcare companies. Guaranty Finance provides financing that generally would not otherwise be commercially available to emerging growth companies because they are perceived as too risky, or because the financing is too customized in nature, to be attractive to conventional sources of financing. In addition to receiving payments on loans and leases, Guaranty Finance has the opportunity to purchase warrants for structuring and providing the funding or for guaranteeing the repayment of funds provided by a bank or other financial institution. As of September 30, 1996, Guaranty Finance had provided a total of $84.2 million of financing to 39 client companies in 60 transactions. Guaranty Finance's current portfolio of financings aggregated approximately $20.2 million at September 30, 1996. H&Q California owns 87.5% of Guaranty Finance, with the balance owned by Guaranty Finance's senior management and employees, together with one non-officer employee of the Company who devotes significant time to Guaranty Finance.

    HAMBRECHT & QUIST TRANSITION CAPITAL. The Company formed Transition Capital to provide bridge loans and mezzanine financings for emerging growth companies. Transition Capital's investments consist of secured and unsecured debt with equity participation. The term of the loans are typically less than three years, and Transition Capital seeks to obtain financial returns through interest income, fees and the receipt of warrants, rights to convert loans into equity, or the right to share in profits. As of September 30, 1996, Transition Capital has completed three transactions totaling $9.3 million. H&Q California owns 87.5% of Transition Capital, with the balance owned by Transition Capital's senior management and employees, together with one non-officer employee of the Company who devotes significant time to Transition Capital.

ACCOUNTING, ADMINISTRATION AND OPERATIONS

    H&Q's accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, compliance with regulatory and legal requirements, office and personnel services, the Company's management information and telecommunications systems, and the processing of the Company's securities transactions. The Company's employees perform most of these functions. With the exception of payroll processing, which is performed by an outside service bureau, all data processing functions are performed by the Company's management information systems department. The Company believes that future growth will require implementation of new and enhanced communications and information systems and training of its personnel to operate such systems. Any difficulty or significant delay in the implementation or operation of new systems or the training of personnel could adversely affect the Company's ability to manage growth. See "Factors Affecting the Company's Business, Operating Results and Financial Condition--Risks Associated with Management of Growth."

    Lewco acts as a clearing broker and depository for the Company. A portion of Lewco's expenses, net of certain revenues, are reimbursed by the Company based on the level of transactions processed on behalf of the Company.

COMPETITION

    The securities business is intensely competitive. Many of the Company's competitors have greater capital, financial and other resources than the Company. The Company competes worldwide for growth-oriented institutional investor clients and for United States underwritings of equity offerings by emerging growth companies in H&Q's areas of focus. During fiscal 1996, less than 6% of the Company's revenues was derived from international corporate finance and brokerage services. The Company competes for venture capital and other principal investment opportunities in the United States through wholly owned subsidiaries and internationally through entities in which it holds minority interests.

    In addition to competition from domestic and foreign firms currently in the securities business, domestic commercial banks and investment banking boutiques have recently entered the business. In recent years, large international banks have entered the markets served by United States investment banks, including the markets in which the Company competes. These large international banks have hired investment banking, research and sales and trading professionals from the Company and its competitors in the past, and the Company expects that these and other competitors will continue to try to recruit professionals away from the Company. The loss of any key professional could materially and adversely affect the Company's operating results. The Company expects competition from domestic and international banks to increase as a result of recent and anticipated legislative and regulatory initiatives in the United States to remove or relieve certain restrictions on commercial banks. The Company's focus on growth companies also subjects it to direct competition from a group of specialty securities firms and smaller investment banking boutiques that specialize in providing services to the emerging growth company sector. Such competition could adversely affect the Company's operating results, as well as its ability to attract and retain highly skilled individuals. As a result of increasing competition, revenues from individual underwriting transactions have been increasingly allocated among a greater number of co-managers, a trend which has resulted in reduced revenues for certain transactions.

    The Company also faces competition from companies offering electronic brokerage services, a rapidly developing and intensely competitive industry. These competitors may undertake promotional activities focused on the Company's brokerage customers, may have lower costs or provide fewer services and offer their customers more attractive pricing or other terms than the Company offers. The Company also anticipates competition from underwriters who attempt to effect public offerings for emerging growth companies through new means of distribution, including using electronic media such as the Internet. In addition, disintermediation may result as issuers attempt to sell their securities directly to purchasers, including sales using electronic media such as the Internet. To the extent that issuers and purchasers of securities transact business without the assistance of financial intermediaries such as the Company, the Company's operating results could be adversely affected.

    The principal competitive factors influencing the Company's business are its professional staff, industry expertise, client relationships and its mix of market and product capabilities.

EMPLOYEES

    At September 30, 1996, the Company had a total of 685 employees, of whom 76 were engaged in research, 116 in investment banking, 280 in sales, trading and syndicate, 54 in venture capital, principal investment and money management activities and 159 in accounting, administration and operations. Of these employees, 368 were classified as professionals and 317 were classified in support positions. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

REGULATION

    H&Q's business and the securities industry in general are subject to extensive regulation in the United States at both the federal and state level, as well as by industry self-regulatory organizations ("SROs"). Its business also is subject to regulation by various foreign governments and regulatory bodies.

    In the United States, a number of federal regulatory agencies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The Securities and Exchange Commission (the "SEC") is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States, and the Board of Governors of the Federal Reserve System promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other United States institutions. Broker-dealers and investment advisers are subject to registration and regulation by state securities regulators in those states in which they conduct business. Industry SROs, each of which has authority over the firms that are its members, include the National Association of Securities Dealers, Inc. ("NASD"), the NYSE and other securities exchanges.

    H&Q LLC is registered as a broker-dealer with the SEC and in all of the 50 states, Puerto Rico and the District of Columbia, and is a member of, and subject to regulation by, a number of securities industry SRO's, including the NASD, the NYSE, the American, Chicago and Pacific Stock Exchanges, and the Options Clearing Corporation. RvR Securities is registered as a broker-dealer with the SEC and in 41 states, and is a member of the NASD. H&Q LLC also has a 20% interest in Lewco, which is registered as a broker-dealer with the SEC and in 13 states and is a member of the NASD, the NYSE and other securities exchanges.

    As a result of federal and state registration and SRO memberships, H&Q LLC, RvR Securities and Lewco are subject to overlapping schemes of regulation which cover all aspects of their securities business. Such regulations cover matters including capital requirements, the use and safekeeping of customers' funds and securities, record keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent the improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation including in some instances "suitability" determinations as to certain customer transactions, limitations in the amounts that may be charged to customers, timing of proprietary trading in relation to customers' trades and disclosures to customers.

    Much of the Company's underwriting and market-making business involves securities traded on Nasdaq. Nasdaq's operations have been the subject of extensive scrutiny, in the media and by government regulators, including by the Antitrust Division of the United States Department of Justice. This scrutiny has included allegations of collusion among Nasdaq market-makers. In July 1996, H&Q LLC and 23 other Nasdaq market-makers entered into a Stipulation and Order with the Department of Justice in which they agreed not to engage in any collusive activities relating to prices, quotes or spreads in Nasdaq-traded securities.

    In addition, the SEC has filed and simultaneously settled a disciplinary case against the NASD and filed a report setting out the SEC's findings in detail. The SEC's case concerns the NASD's enforcement oversight of Nasdaq, and the settlement calls for a number of changes to Nasdaq's operations. In addition, the SEC has adopted new Nasdaq order-execution rules, including rules applicable to dealers handling customer limit orders. The applicability of these rules is scheduled to be phased in during 1997. The Company is unable to predict the outcome of any of these changes, certain of which could adversely affect the Company's operating results. Although the SEC's investigation of Nasdaq trading practices has been settled with respect to the NASD, it remains open with respect to possible enforcement action against others, potentially including Nasdaq marker-makers such as the Company, or their employees.

    Capital Management and two other subsidiaries, Atlantic Investment Advisers, Inc. and Hambrecht & Quist Investment Advisers, Inc., are registered as investment advisers with the SEC and in several states. As investment advisers registered with the SEC, each is subject to the requirements of the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and the SEC's regulations thereunder, as well as state securities laws and regulations. Such requirements relate to, among other things, limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. The state securities law requirements applicable to registered investment advisers are in certain cases more comprehensive than those imposed under the federal securities laws. In addition, Capital Management and the mutual funds it manages are subject to the requirements of the Investment Company Act of 1940 and the SEC's regulations thereunder.

    H&Q LLC and Lewco also are subject to "Risk Assessment Rules" imposed by the SEC. These rules require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers. Certain "Materially Associated Persons" (as defined in the Risk Assessment Rules) of the broker-dealers and the activities conducted by such Materially Associated Persons may not be subject to regulation by the SEC. However, the possibility exists that, on the basis of the information it obtains from the Risk Assessment Rules, the SEC could seek legislative or regulatory changes in order to expand its authority over the Company's unregulated subsidiaries either directly or through its existing authority over the Company's regulated subsidiaries.

    Violations of federal or state laws or regulations or rules of SROs could subject the Company, its subsidiaries and/or its employees to disciplinary proceedings or civil or criminal liability, including revocation of licenses, censures, fines or temporary suspension or permanent bar from the conduct of their business. Any such proceeding could have a material adverse effect upon the Company's business.

    In October 1996, H&Q LLC was censured and fined $40,000 by the NYSE after having consented, without admitting or denying the allegations, to findings that, in connection with certain loans to customers against pledges of restricted or control securities in fiscal 1994, it violated certain regulatory requirements for net capital and customer reserve account calculations, custody and control of customer securities, margin maintenance and supervision.

    In addition to being regulated in the United States, the Company's business is subject to regulation by various foreign governments and regulatory bodies. H&Q LLC is registered with and subject to regulation by the Ontario Securities Commission, the Securities and Futures Authority of the United Kingdom pursuant to the United Kingdom Financial Services Act of 1986, and the Ministry of Finance, Tokyo, Japan. Foreign regulation governs all aspects of the investment business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, record-keeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures. In addition, Hambrecht & Quist Asset Management Ltd., a subsidiary of the Company, is a member of and is subject to regulation by the Investment Management Regulatory Organization Limited in the United Kingdom, which regulates all aspects of its investment advisory business. The Company recently formed and acquired an interest in H&Q Saint Dominique, a broker-dealer, located in Paris, France. It is subject to regulation by the Societe du Nouveau Marche, Societe de Bourse Francaise and La Commission d'Operation de Bourse, and is an approved person of the NYSE.

    In connection with the Company's venture capital activities, H&Q, its affiliates and the venture capital funds which they manage are relying on exemptions from registration under the Advisers Act, the Investment Company Act of 1940, as amended, state securities laws and the laws of various foreign countries. Failure to meet the requirements of any such exemptions could have a material adverse effect on the manner in which the Company, its affiliates and the venture capital funds carry out their investment activities and on the compensation received by the Company and its affiliates from the venture capital funds.

    Additional legislation and regulations, including those relating to the activities of broker-dealers and investment advisers, changes in rules promulgated by the SEC or other United States or foreign governmental regulatory authorities and SROs or changes in the interpretation or enforcement of existing laws and rules may adversely affect the manner of operation and profitability of the Company. H&Q's businesses may be materially affected not only by regulations applicable to it as a financial market intermediary, but also by regulations of general application. For example, the volume of H&Q's underwriting, merger and acquisition, or venture capital activities in any year could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

NET CAPITAL REQUIREMENTS

    As broker-dealers registered with the SEC and member firms of the NYSE and/or the NASD, H&Q LLC, RvR Securities and Lewco are each subject to the capital requirements of the SEC, the NYSE and/or the NASD. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that each firm is required to maintain and also limit the amount of leverage that each firm is able to obtain in its respective business.

    H&Q LLC has elected to compute its net capital requirement under the "alternative method" permitted by the SEC. Under this method, H&Q LLC is required to maintain regulatory net capital, computed in accordance with the SEC's regulations as supplemented by NYSE Rule 325, equal to the greater of $1.0 million or 2% of the amount of its securities "customer-related receivables," calculated in accordance with SEC's regulations.

    The customer-related receivables referred to in the preceding paragraph (also referred to as "aggregate debit items") represent the money owed to a broker-dealer by its customers and certain other customer-related assets. "Net capital" is essentially defined as net worth (assets minus liabilities, as determined under generally accepted accounting principles), plus qualifying subordinated borrowings, less the value of all of a broker-dealer's assets that are not readily convertible into cash (such as goodwill, furniture, prepaid expenses, exchange seats and unsecured receivables), and further reduced by certain percentages (commonly called "haircuts") of the market value of a broker-dealer's positions in securities and other financial instruments.

    A failure of a broker-dealer to maintain its minimum required capital would require it to cease executing customer transactions until it came back into capital compliance, and could cause it to lose its membership on an exchange, or in an SRO, its registration with the SEC, or require its liquidation. Further, the decline in a broker-dealer's net capital below certain "early warning levels," even though above minimum capital requirements, could cause material adverse consequences to the broker-dealer. For example, the SEC's capital regulations prohibit payment of dividends, redemption of stock and the prepayment of subordinated indebtedness if a broker-dealer's net capital thereafter would be less than 5% of aggregate debit items. These regulations also prohibit principal payments in respect of subordinated indebtedness if a broker-dealer's net capital thereafter would be less than 5% of aggregate debit items. Under NYSE Rule 326, a member firm is required to reduce its business if its net capital (after giving effect to scheduled maturities of subordinated indebtedness or other planned withdrawals of regulatory capital during the following six months) is less than 125% of its net capital minimum dollar amount or 4% of aggregate debit items for 15 consecutive days. NYSE Rule 326 also prohibits the expansion of a member's business if its net capital (after giving effect to scheduled maturities of subordinated indebtedness or other planned withdrawals of regulatory capital during the following six months) is less than 150% of its net capital minimum dollar amount or 5% of aggregate debt items for 15 consecutive days.

    The SEC's capital rules also (i) require that broker-dealers notify it and the NYSE, in writing, two business days prior to making withdrawals or other distributions of equity capital or lending money to certain related persons, if those withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital and that they provide such notice within two business days after any such withdrawal or loan that would exceed, in any 30-day period, 20% of the broker-dealer's excess net capital, (ii) prohibit a broker-dealer from withdrawing or otherwise distributing equity capital or making related party loans if after such distribution or loan, the broker-dealer has net capital of less than 120% of its net capital minimum dollar amount or 5% of aggregate debit items and certain other circumstances, and (iii) provide that the SEC may, by order, prohibit withdrawals of capital from a broker-dealer for a period of up to 20 business days, if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer's excess net capital and the SEC believes such withdrawals would be detrimental to the financial integrity of the firm or would unduly jeopardize the broker-dealer's ability to pay its customer claims or other liabilities.

    Compliance with regulatory capital requirements could limit those operations of H&Q LLC, RvR Securities and Lewco that require the intensive use of capital, such as underwriting and trading activities, and financing of customer account balances, and also could restrict the Company's ability to withdraw capital from its affiliated broker-dealers, which in turn could limit its ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock.

    The Company believes that at all times H&Q LLC, RvR Securities and Lewco have been in compliance in all material respects with the applicable minimum capital rules of the SEC, the NYSE, and the NASD. As of September 30, 1996, H&Q LLC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $4.5 million and had total net capital of approximately $50.0 million, or approximately $45.5 million in excess of the amount required. RvR Securities also computes its minimum net capital requirement under the alternative method. As of September 30, 1996, RvR Securities was required to maintain minimum net capital of $250,000. Its total net capital on that date was $2.0 million, consisting primarily of equity capital and a $1.3 million subordinated loan from the Company. Lewco also computes its minimum net capital requirement under the alternative method. As of September 30, 1996, Lewco was required to maintain minimum net capital of $2.6 million. Lewco's total net capital on that date was $15.3 million.

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL
  CONDITION

    The statements in this Form 10-K that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties. Actual results might differ materially due to a variety of important factors, including those factors discussed below. In addition, the Company wishes to caution readers that the following important factors, among others, have affected, and in the future could materially affect, the Company's business, operating results and financial condition.

RISK OF REDUCED REVENUES DURING PERIODS OF DECLINING PRICES OR REDUCED ACTIVITY
  IN MARKET FOR EMERGING GROWTH COMPANY SECURITIES

    The Company's revenues are likely to be lower during periods of declining prices or inactivity in the market for growth company securities due to the Company's focus on serving growth companies and their investors. The Company's business is particularly dependent on the market for equity offerings by companies in the technology, healthcare, business information and outsourcing services, healthcare services and branded consumer industries. These markets have historically experienced significant volatility not only in the number and size of equity offerings, but also in the after-market trading volume and prices of newly issued securities. In addition, the number of major investors and the size of managed funds in the market for growth company securities is smaller than in many other industrial sectors. This concentration produces higher volatility in the number and size of corporate financing transactions conducted by emerging growth companies as compared to companies in other industries, and higher volatility in the volume of after-market trading of growth company securities.

    The recent growth in the Company's revenues has arisen in large part from the significantly increased number and size of underwritten transactions by companies in the Company's targeted industries, and by the related increase in after-market trading for such companies during fiscal 1995 and 1996. During certain other periods, relatively few public offerings for companies in these industries were completed, which materially adversely affected the Company's operating results. Underwriting activities in H&Q's targeted industries can decline for a number of reasons. For example, underwriting activities decreased significantly in the period from August 1990, when hostilities commenced between Iraq and Kuwait, until the first quarter of calendar 1991. Underwriting activity experienced a similar drop in the third quarter of calendar 1994, after interest rates in the United States increased sharply. During the second half of the Company's fiscal year, the market for equity securities in general, and for companies in the industries on which the Company focuses in particular, experienced a significant decline. For example, the H&Q Technology Index declined by 22.5% between May 20, 1996 and July 23, 1996, while the S&P 500 decreased by 6.9% over the same period. As a result of this market decline, many pending securities offerings were delayed or canceled, including several offerings which the Company was managing or co-managing. Certain offerings completed in the third calendar quarter of 1996 were effected at lower valuations and smaller total dollar sizes than the price ranges indicated in the preliminary prospectuses for these offerings. This market decline had, and any future market decline will have, an adverse effect on the Company's operating results. Underwriting and brokerage activity can also be materially adversely affected for a growth company or industry segment by disappointments in quarterly performance relative to analysts' expectations, or by changes in long-term prospects.

RISK OF REDUCED REVENUES DUE TO ECONOMIC, POLITICAL AND MARKET CONDITIONS

    Reductions in public offering and merger and acquisition activities due to changing economic, political or market conditions could cause the Company's revenues to decline materially. The amount and profitability of these activities are affected by many national and international factors, including economic, political and market conditions; the level and volatility of interest rates; legislative and regulatory changes; currency values; inflation; and the availability of short-term and long-term funding and capital. Any one or more of these factors may contribute to reduced levels of securities offerings and merger and acquisition activities, which would result in lower revenues from the Company's investment banking, trading and sales activities.

RISK OF REDUCED REVENUES DUE TO DECLINING MARKET VOLUME, PRICE OR LIQUIDITY

    The Company's revenues may decrease in the event of a decline in market volume, prices or liquidity. The securities business is subject to declines in the volume of securities transactions and in market liquidity, which generally result in lower revenues from trading activities and commissions. Lower price levels of securities may result in a reduced volume of underwriting transactions, which would cause a reduction in revenue from corporate finance fees, as well as the recognition of losses from declines in the market value of securities held in trading, investment and underwriting positions. Sudden sharp declines in market values of securities can result in illiquid markets and the failure of issuers and counterparties to perform their obligations, as well as increases in customer claims. In such markets, the Company may incur losses in its principal trading and market-making activities.

RISK OF LOSSES DUE TO FRAUD OR MISTAKES OF CUSTOMERS OR EMPLOYEES

    The Company is exposed to the risk of significant losses as a result of customer fraud, employee errors, misconduct and fraud (including unauthorized transactions by traders) and failures in connection with the processing of securities transactions. There can be no assurance that the Company's risk management procedures and internal controls will prevent such losses from occuring.

DEPENDENCE ON CASH INFLOWS TO MUTUAL FUNDS

    A slow-down or reversal of cash inflows to mutual funds could lead to lower underwriting and brokerage revenues for the Company, since mutual funds purchase a significant portion of the securities offered to the public by emerging growth companies. The demand for new equity offerings during calendar 1996 was driven in part by institutional investors, particularly large mutual funds, seeking to invest cash received from the public. The financial press has reported that from January 1996 through November 1996, the mutual fund industry received an aggregate net cash inflow of approximately $200 billion. Any decline in the stock market could result in a significant decline in net asset values of mutual funds focused on technology and other growth industries. Declines in the market generally or declines in mutual fund net asset values in particular could result in withdrawals of cash from such mutual funds. To the extent that the decline in cash inflows into mutual funds and the decline in net asset values of these funds reduce demand by fund managers for new equity offerings by emerging growth companies, the Company's business and results of operations could be materially adversely affected.

RISK OF REDUCED REVENUES DUE TO FOCUS ON RELATIVELY FEW INDUSTRIES

    Because the Company focuses on relatively few industries, a general decline in the market for securities of companies within any such industry, particularly technology or healthcare, could lead to substantially lower revenues for the Company. The market for securities offerings in each of the industries on which the Company focuses may also be subject to industry-specific risks. For example, the prospects for growth in the personal computer market affect companies in a number of other industries, such as semiconductor-related companies and companies in the software and networking equipment industries. Similarly, changes in policies by the United States Food and Drug Administration or the United States Health Care Financing Administration can produce sharp swings in the market for the securities of biotechnology and healthcare services companies. Technology and healthcare underwriting transactions continue to play a large role in the Company's investment banking and research activities. This industry concentration exposes the Company to the risk of substantial declines in revenue in the event of downturns in underwriting activities in these industries.

RISKS OF LOSSES DUE TO REGIONAL CONCENTRATION OF EMERGING GROWTH COMPANIES

    Because many of the companies within the industries served by the Company are located in California and Massachusetts, a natural disaster or significant economic downturn in California or Massachusetts could substantially reduce the Company's revenues. Approximately 45% of the companies for which H&Q served as manager or co-manager of a public offering between January 1995 and September 1996 had principal offices located in California, and approximately 11% of these companies had principal offices located in Massachusetts. As a result, a natural disaster in one of these states, particularly in California, could adversely affect the companies in that state, which in turn could reduce the Company's underwriting and brokerage business relating to those companies. In addition, a regional economic downturn in one of these states could have an adverse effect on emerging growth companies in that state due to the interdependence of companies in the technology and healthcare industries. For example, a significant downturn in computer sales could not only affect California computer manufacturers but also adversely affect orders for semiconductors produced by California companies, which in turn could adversely affect purchases of semiconductor manufacturing equipment produced in California. Any adverse effect on emerging growth industries concentrated in California, Massachusetts, or, to a lesser extent, in other states in which emerging growth technology, healthcare or service companies are also concentrated could also reduce the Company's underwriting and brokerage business relating to those companies.

RISK OF REDUCED REVENUES DUE TO DECLINE IN TRADING OF GROWTH COMPANY SECURITIES

    The Company's revenues from brokerage transactions are generally substantially lower when the level of public offering and trading activities of securities of emerging growth companies declines. H&Q derives a significant portion of its revenues from brokerage transactions related to the securities of growth companies. In the past, revenues from such brokerage transactions have declined when underwriting activities in these industry sectors declined, the volume of trading on Nasdaq or NYSE declined, or industry sectors or individual companies reported results below investors' expectations. See "--Investment Banking" and "--Sales, Trading and Syndicate."

SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS DUE TO LEVEL OF BUSINESS
  ACTIVITY AND TIMING OF TRANSACTIONS

    The Company's revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors. These factors include the number of underwriting and merger and acquisition transactions completed by the Company's clients, access to public markets for companies in which the Company has invested as a principal, valuations of the Company's principal investments, the level of institutional and retail brokerage transactions, variations in expenditures for personnel, litigation expenses, and the expenses of establishing new business units. The Company's revenues from an underwriting transaction are recorded only when the underwritten securities commence trading, and revenues from a merger or acquisition transaction are recorded only when retainer fees are received or the transaction closes. Accordingly, the timing of the Company's recognition of revenue from a significant transaction can materially affect the Company's quarterly operating results. The Company's cost structure currently is oriented to meeting the level of demand for corporate finance transactions experienced during fiscal 1996. As a result, despite the variability of professional incentive compensation, the Company could experience losses if demand for these transactions declines more quickly than the Company's ability to change its cost structure. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis.

DEPENDENCE ON ABILITY TO RETAIN AND RECRUIT PERSONNEL

    The Company's business is dependent on the highly skilled, and often highly specialized, individuals it employs. Retention of research, investment banking, sales and trading, venture capital, money management and administrative professionals is particularly important to the Company's prospects. Hambrecht &

Quist's strategy is to establish relationships with its prospective corporate clients in advance of any transaction and to maintain such relationships over the long term by providing advisory services to corporate clients in equity, convertible debt and merger and acquisition transactions. Research professionals contribute significantly to the Company's ability to secure a role in managing public offerings.

    COMPETITION FOR PROFESSIONAL EMPLOYEES. From time to time, Hambrecht & Quist has experienced losses of research, investment banking and sales and trading professionals, including losses of research analysts in fiscal 1996. The level of competition for key personnel has increased recently, particularly due to the market entry efforts of certain international commercial banks and other investment banks targeting or increasing their efforts in some of the same industries that H&Q serves, most notably technology and healthcare. There can be no assurance that losses of key personnel due to such competition or otherwise will not occur in the future. The loss of an investment banking, research or sales and trading professional, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect the Company's operating results.

    LIMITATIONS OF EMPLOYEE RETENTION MECHANISMS. The Company depends on many key employees, including its managing directors, and in particular on its senior executive officers. The loss of any key employee could materially and adversely affect the Company. While Hambrecht & Quist generally does not have employment agreements with its employees, it attempts to retain its employees with incentives such as long-term deferred compensation plans, the issuance of Company stock subject to continued employment and the grant of options to buy Company stock that vest over a number of years of employment. These incentives, however, may be insufficient in light of the increasing competition for experienced professionals in the securities industry, particularly if the Company's stock price declines or fails to appreciate sufficiently to be a competitive source of a portion of professional compensation. See "--Factors Affecting the Company's Business, Operating Results and Financial Condition--Significant Competition."

    RISK OF REDUCED REVENUES DUE TO INABILITY TO RECRUIT QUALIFIED
PERSONNEL. The Company expects further growth in the number of its personnel. Competition for employees with the qualifications desired by the Company is intense, especially with respect to research and investment banking professionals with expertise in industries in which underwriting or advisory activity is robust. Competition for the recruiting and retention of employees has recently increased the Company's compensation costs, and the Company expects that continuing competition will cause its compensation costs to continue to increase. There can be no assurance that the Company will be able to recruit a sufficient number of new employees with the desired qualifications in a timely manner. The failure to recruit new employees could materially and adversely affect the Company's operating results.

SIGNIFICANT COMPETITION

    The securities business is intensely competitive. Many of the Company's competitors have greater capital, financial and other resources than the Company. The Company competes for venture capital and other principal investment opportunities in the United States through wholly owned subsidiaries and internationally through entities in which it holds minority interests. The Company competes worldwide for growth-oriented institutional investor clients and for United States underwritings of equity offerings by emerging growth companies in H&Q's areas of focus. During fiscal 1996, less than 6% of the Company's revenues was derived from international corporate finance and brokerage services.

    RISK OF LOST MARKET SHARE DUE TO COMPETITION FROM NEW MARKET ENTRANTS. In addition to competition from firms currently in the securities business, domestic commercial banks and investment banking boutiques have recently entered the business. In recent years, large international banks have entered the markets served by United States investment banks, including the markets in which the Company competes. Certain large international banks have hired investment banking, research and sales and trading professionals from the Company and its competitors in the recent past, and the Company expects that these and other competitors will continue to try to recruit professionals away from the Company. The loss of any key professional could materially and adversely affect the Company's operating results. The Company expects competition from domestic and international banks to increase as a result of recent and anticipated legislative and regulatory initiatives in the United States to remove or relieve certain restrictions on commercial banks. The Company's focus on growth companies also subjects it to direct competition from a group of specialty securities firms and smaller investment banking boutiques that specialize in providing services to the emerging growth company sector. Such competition could adversely affect the Company's operating results, as well as its ability to attract and retain highly skilled individuals. As a result of increasing competition, revenues from individual underwriting transactions have been increasingly allocated among a greater number of co-managers, a trend which has resulted in reduced revenues for certain transactions.

    RISK OF REDUCED REVENUES DUE TO COMPETITION ASSOCIATED WITH ELECTRONIC SECURITIES TRANSACTIONS. The Company also faces competition from companies offering electronic brokerage services, a rapidly developing industry. These competitors may have lower costs or provide fewer services, and may offer their customers more attractive pricing or other terms, than the Company offers. The Company also anticipates competition from underwriters who attempt to effect public offerings for emerging growth companies through new means of distribution, including transactions effected using electronic media such as the Internet. In addition, disintermediation may occur as issuers attempt to sell their securities directly to purchasers, including sales using electronic media such as the Internet. To the extent that issuers and purchasers of securities transact business without the assistance of financial intermediaries such as the Company, the Company's operating results could be adversely affected. See "--Competition."

RISKS ASSOCIATED WITH FEDERAL, STATE AND FOREIGN REGULATION

    The securities industry and the business of the Company are subject to extensive regulation in the United States by the SEC, state securities regulators and other governmental regulatory authorities. The business of the Company also is regulated in the United States by industry SROs, including the NASD, the NYSE and other exchanges. In addition, the business of the Company is subject to regulation by governmental authorities and SROs in other countries or territories in which the Company operates, including France, Hong Kong, Japan, Malaysia, the Philippines, Singapore, Taiwan, Thailand and the United Kingdom. The Company's international operations also require compliance with the United States Foreign Corrupt Practices Act. See "Legal Proceedings" and "--Regulation."

    POTENTIAL LIMITS ON OPERATIONS DUE TO NET CAPITAL REQUIREMENTS. As a registered broker-dealer and member of the NYSE, H&Q LLC is subject to the net capital rules of the SEC, NYSE and NASD. The Company's other registered broker-dealer subsidiary, RvR Securities, is also subject to the net capital rules of the SEC and NASD. These rules, which specify minimum net capital requirements for registered broker-dealers and NYSE and NASD members, are designed to assure that broker-dealers maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. These requirements have the effect of requiring that at least a substantial portion of a broker-dealer's assets be kept in cash or highly liquid investments. Compliance with the net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities. These rules also could restrict the Company's ability to withdraw capital from H&Q LLC and RvR Securities even in circumstances where H&Q LLC and RvR Securities have more than the minimum amount of required capital. See "--Net Capital Requirements."

    COMPLIANCE WITH VENTURE CAPITAL REGULATIONS. In connection with the Company's venture capital activities, H&Q and its affiliates, as well as the venture capital funds that they manage, are relying on exemptions from registration under the Advisers Act, the Investment Company Act of 1940, as amended, state securities laws and laws of various foreign countries. Failure to meet the requirements of any such exemptions could have a material adverse effect on the manner in which the Company, its affiliates and the venture capital funds they manage carry out their investment activities and on the compensation received by the Company and its affiliates from the venture capital funds.

    RISK OF PENALTIES DUE TO NONCOMPLIANCE. Compliance with many of the regulations applicable to the Company involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. In the event of non-compliance by H&Q LLC or RvR Securities with an applicable regulation, governmental regulators and SROs may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer or investment adviser, the suspension or disqualification of the broker-dealer's officers or employees or other adverse consequences. In October 1996, the Company was censured and fined $40,000 by the NYSE in connection with certain loans to brokerage customers in fiscal 1994 against pledges of restricted securities. The imposition of any future penalties or orders on H&Q LLC could have a material adverse effect on the Company's operating results and financial condition. See "--Regulation."

    RISKS ASSOCIATED WITH CHANGING REGULATORY ENVIRONMENT. The regulatory environment in which the Company operates is subject to change. The Company may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or SROs. The Company also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and SROs.

    NASDAQ ANTITRUST LITIGATION. Much of the Company's underwriting and market-making business involves securities traded on Nasdaq. Nasdaq's operations have been the subject of extensive scrutiny in the media and by government regulators, including by the Antitrust Division of the United States Department of Justice. This scrutiny has included allegations of collusion among Nasdaq market-makers. In July 1996, H&Q LLC and 23 other Nasdaq market-makers entered into a Stipulation and Order with the Department of Justice in which they agreed not to engage in any collusive activities relating to prices, quotes or spreads in Nasdaq-traded securities. See "Legal Proceedings--Nasdaq Antitrust Litigation."

    POTENTIAL ADVERSE EFFECTS OF CHANGES IN NASDAQ OPERATIONS. The SEC has filed and simultaneously settled a disciplinary case against the NASD and filed a report setting out the SEC's findings in detail. The SEC's case concerns the NASD's enforcement oversight of Nasdaq, and the settlement calls for a number of changes to Nasdaq's operations. In addition, the SEC has adopted new Nasdaq order-execution rules, including rules applicable to dealers handling customer limit orders. The applicability of these rules is scheduled to be phased in during 1997. The Company is unable to predict the outcome of any of these changes, certain of which, if effected, could adversely affect the Company's operating results. Although the SEC's investigation of Nasdaq trading practices has been settled with respect to the NASD, it remains open with respect to possible enforcement action against others, potentially including Nasdaq market-makers such as the Company, or their employees.

    RISK OF CHANGES IN OTHER BUSINESS REGULATIONS. The Company's businesses may be materially affected not only by regulations applicable to it as a financial market intermediary, but also by regulations of general application. For example, the volume of the Company's underwriting, merger and acquisition and principal investment businesses in a given time period could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities. The level of business and financing activity in each of the industries on which the Company focuses can be affected not only by such legislation or regulations of general applicability, but also by industry-specific legislation or regulations.

RISKS ASSOCIATED WITH PRINCIPAL INVESTMENT ACTIVITIES

    The Company uses a portion of its own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At September 30, 1996 the Company's principal investments represented $37.9 million invested in non-marketable securities, venture capital funds and investment partnerships and $32.0 million invested in marketable securities. The Company purchases equity securities and, to a lesser extent, debt securities, in venture capital and other high risk financings of early-stage, pre-public or "mezzanine stage" and turnaround companies. The Company also provides asset-based financing and purchases equity securities as part of bridge or mezzanine financing transactions. The Company's nonmarketable investments at September 30, 1996 valued at $37.9 million, and the report of the Company's independent public accountants on the Company's consolidated financial statements includes a statement regarding the inherent uncertainty of valuation of the Company's nonmarketable investments. The Company's investments, like its other activities, are concentrated in a small number of industries and companies, and the companies in which the Company has invested as principal face rapidly changing and highly competitive environments, increasing the risks of illiquidity and loss of principal, and creating risks associated with asset revaluation as market conditions change. In addition, the management of principal investments often requires substantial attention from the Company's professionals, particularly if the entity in which the Company has invested experiences financial difficulties, a restructuring or a sale.

    RISK OF LOSSES DUE TO ILLIQUIDITY OF INVESTMENTS. The absence of a public market for securities received in principal investments means that the Company will not receive a return on its capital invested for an indeterminate period of time, if at all. A public market for these securities may not develop for several years, if ever. The timing of access to liquidity depends on the general market for initial public offerings of securities or mergers and acquisitions as well as the particular company's results and prospects and trends in the relevant industry. Delayed access to liquidity could adversely affect the Company's returns on its principal investments, which would adversely affect the Company's operating results.

    RISK OF LOSS OF CAPITAL INVESTED IN PRINCIPAL TRANSACTIONS. The Company also risks the loss of capital it has invested as a principal. The companies in which H&Q invests often rely on new or developing technologies or novel business models, or concentrate on markets which have not yet developed and may never develop sufficiently to support successful operations. Companies supported by venture capital have a high incidence of operating losses and business failure, which typically results in loss of capital invested. Companies to which H&Q provides mezzanine financing often require substantial cash to support their operations, risking loss of H&Q's principal if the company in which H&Q has invested is unable to raise additional capital through an initial public offering of its securities. If a business that has received asset-based financing from H&Q fails, H&Q will be required to repossess collateral, which may not be salable at a price equal to H&Q's initial investment. The entities in which H&Q invests as a principal often are unable to obtain conventional financing. The equity securities that H&Q receives will be subordinate to the issuer's debt, may also be subordinate to other classes of equity and typically will not provide dividend income. Debt securities purchased by H&Q may rank subordinate to other debt of the issuer. There can be no assurance that H&Q will not experience significant losses as a result of its principal investment activities. A material loss of capital would adversely affect H&Q's operating results and financial condition.

    VOLATILITY OF PRINCIPAL INVESTMENTS; ADJUSTMENTS TO CARRYING VALUE. H&Q may be required to mark up or mark down the value of its principal investments as a result of industry- or company-specific factors over which H&Q has no control. Publicly traded securities held as principal investments, which at September 30, 1996 aggregated $32.0 million, are subject to significant volatility, increasing the risk of a mark-down as a result of a decline in market prices generally or the price of the particular security. If a significant mark-down of a material asset were to occur in the future, the Company's operating results and financial condition would be materially and adversely affected. See "Management's Discussion and

Analysis of Financial Condition and Results of Operations--Overview and--Risk Management" and Notes 2 and 7 of Notes to Consolidated Financial
Statements--September 30, 1996.

RISK OF LOSSES FROM UNDERWRITING AND TRADING

    The Company's underwriting, securities trading and market-making activities are conducted by the Company as principal and subject the Company's capital to significant risks, including market, credit, counterparty and liquidity risks. These activities often involve the purchase, sale or short sale of securities as principal in markets that may be characterized by relative illiquidity or that may be particularly susceptible to rapid fluctuations in liquidity. The Company from time to time has large position concentrations in securities of, or commitments to, a single issuer, or issuers engaged in a specific industry, particularly as a result of the Company's underwriting activities. The Company tends to concentrate its trading positions and underwriting activities in a more limited number of industry sectors and portfolio companies than many other investment banks, which might result in higher trading losses than would occur if the Company's positions and activities were less concentrated. In addition, the trend in all major capital markets, for competitive and other reasons, toward larger commitments on the part of lead underwriters means that, from time to time, an underwriter (including a co-manager) may retain significant position concentrations in individual securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management."

RISK OF LOSSES FROM LITIGATION AND POTENTIAL LIABILITY UNDER SECURITIES LAWS

    Many aspects of the Company's business involve substantial risks of liability. An underwriter is exposed to substantial liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel.

    HEIGHTENED RISK OF LOSSES DUE TO INCREASING FREQUENCY OF SECURITIES LITIGATION. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. The Company has been active in the underwriting of initial public offerings and follow-on offerings of the securities of emerging and mid-size growth companies, which often involve a higher degree of risk and are more volatile than the securities of more established companies. In comparision with more established companies, such emerging and mid-size growth companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits, or no such insurance, and to become insolvent. Each of these factors increases the likelihood that an underwriter of an emerging or mid-size growth company's securities will be required to contribute to any adverse judgment or settlement of a securities lawsuit.

    FREQUENT CLAIMS AGAINST UNDERWRITERS. The plaintiffs' attorneys in securities class action lawsuits frequently name as defendants the managing underwriters of a public offering. H&Q LLC is a named defendant in a number of class action lawsuits relating to public offerings in which it served as a managing underwriter. In addition, H&Q LLC is currently directly or indirectly subject to over 30 shareholder class action lawsuits relating to public offerings in which H&Q LLC served as a member of the underwriting syndicate but not as a managing underwriter. Plaintiffs' attorneys also name as defendants investment banks which provide advisory services in merger and acquisition transactions. The Company anticipates that additional securities class action lawsuits naming H&Q LLC as a defendant will be filed from time to time in the future, particularly in light of the increased number of public offerings H&Q LLC has underwritten, and the increased number of merger and acquisition transactions in which H&Q LLC has provided advisory service, in recent years, and the fact that the securities involved in certain of such transactions have experienced, or may in the future experience, significant declines in market value. In such lawsuits, all members of the underwriting syndicate typically are included as members of a defendant class and/or are required by law, or pursuant to the terms of the underwriting agreement, to bear a portion of any expenses or losses (including amounts paid in settlement of the litigation) incurred by the underwriters as a group in connection with the litigation, to the extent not covered by the indemnification obligation of the issuer of the securities underwritten. H&Q LLC has on occasion participated in settlements of these types of lawsuits by making payments to the plaintiff class. There can be no assurance that the Company, H&Q LLC or RvR Securities will not find it necessary to make substantial settlement payments in the future. The Company has agreed to indemnify H&Q LLC against any expense or liability it may incur in connection with any such lawsuits.

    As the number of suits to which the Company is a party increases, the risk to the Company's assets also increases. If the plaintiffs in any suits against the Company were to successfully prosecute their claims, or if the Company were to settle such suits by making significant payments to the plaintiffs, the Company's operating results and financial condition could be materially and adversely affected. As is common in the securities industry, the Company does not carry insurance that would cover any such payments. In addition, the Company's charter documents allow indemnification of the Company's officers, directors and agents to the maximum extent permitted under Delaware law. The Company has entered into indemnification agreements with these persons. The Company has been and in the future may be the subject of indemnification assertions under these charter documents or agreements by officers, directors or agents of the Company who are or may become defendants in litigation.

    DIVERSION OF MANAGEMENT ATTENTION. In addition to these financial costs and risks, the defense of litigation has, to a certain extent, diverted, and is expected to divert in the future, the efforts and attention of the Company's management and staff. The amount of time that management and other employees are required to devote in connection with the defense of litigation could be substantial and might materially divert their attention from other responsibilities within the Company. Securities class action litigation in particular is highly complex and can extend for a protracted period of time, thereby consuming substantial time and effort of the Company's management and substantially increasing the cost of such litigation.

    UNCERTAIN LEGAL ENVIRONMENT. The laws relating to securities class actions are currently in a state of flux. The eventual impact of the Private Securities Litigation Reform Act of 1995 on securities class action litigation is not known.

    LITIGATION RISKS RELATED TO PRINCIPAL INVESTMENT ACTIVITIES. The Company also has been subject to litigation in state and federal courts relating to companies in which the Company has invested as a principal. The risk of such litigation is magnified where H&Q has a substantial or controlling interest in a company, or where one or more of H&Q's employees serves on a company's Board of Directors. On occasion, such litigation has produced results materially adverse to H&Q. In particular, during 1992, the Company settled litigation relating to MiniScribe Corporation ("MiniScribe") at an aggregate cost, including expenses, of approximately $59.8 million. All payments relating to such MiniScribe settlements were made prior to May 31, 1996. There can be no assurance that the Company, as a result of its investments as a principal or the service of the Company's employees as directors of other entities or otherwise, will not lead to similar litigation or settlement payments in the future.

    RISKS ASSOCIATED WITH OTHER DISPUTES. In the normal course of business, the Company is also a defendant in various civil actions and arbitrations arising out of its activities as a broker-dealer in securities, as an underwriter, as an employer and as a result of other business activities. The Company has in the past made substantial payments in connection with the resolution of disputed claims, and there can be no assurance that substantial payments in connection with the resolution of disputed claims will not occur in the future.

    An adverse resolution of any pending or future lawsuits against H&Q LLC, RvR Securities or the Company could materially affect the Company's operating results and financial condition. See "Legal Proceedings."

RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH

    Over the past several years, the Company has experienced significant growth in its business activities and the number of its employees. This growth has required and will continue to require increased investment in management personnel, financial and management systems and controls, and facilities, which, in the absence of continued revenue growth, would cause the Company's operating margins to decline from current levels. In addition, as is common in the securities industry, the Company is and will continue to be highly dependent on the effective and reliable operation of its communications and information systems. The Company believes that it will be required to implement new and enhanced communications and information systems and train its personnel to operate such systems. Any difficulty or significant delay in the implementation or operation of existing or new systems or the training of personnel could adversely affect the Company's ability to manage growth. See "--Accounting, Administration and Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISK OF SYSTEMS FAILURE

    The Company's business is highly dependent on communications and information systems. Any failure or interruption of the Company's systems, or of the systems of the Company's clearing broker, could cause delays in the Company's securities trading activities, which could have a material adverse effect on the Company's operating results. There can be no assurance that the Company or its clearing broker will not suffer any such systems failure or interruption, whether caused by an earthquake, fire, other natural disaster, power or telecommunications failure, act of God, act of war or otherwise, or that the Company's back-up procedures and capabilities in the event of any such failure or interruption will be adequate.

DEPENDENCE ON AVAILABILITY OF CAPITAL AND FUNDING

    A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising from securities transactions. The funding needs of the Company to date have been satisfied from internally generated funds and paid-in capital. In addition, the Company borrows limited amounts on a collateralized basis from a bank to support the activities of its Executive Financial Services group. There can be no assurance that adequate financing to support the Company's businesses will be available in the future on attractive terms, or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and "--Liquidity and Capital Resources."

RISK OF POTENTIAL CONFLICTS OF INTEREST

    Executive officers, directors and employees of the Company from time to time invest, or receive a profit interest, in investments in private or public companies or investment funds in which the Company, or an affiliate of the Company, is an investor or for which the Company carries out investment banking assignments, publishes research or acts as a market-maker. In addition, the Company has in the past organized and may in the future organize businesses, such as Guaranty Finance or Transition Capital, in which employees of H&Q acquire minority interests. There is a risk that, as a result of such investment or profits interest, a director, officer or employee may take actions which would conflict with the best interests of Hambrecht & Quist. See "--Venture Capital and Principal Investment Activities" and "Certain Relationships and Related Transactions" incorporated by reference to Item 13 of this report on Form 10-K.

CONTROL OF THE COMPANY; ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER PROVISIONS

    The Company's current executive officers and directors beneficially own approximately 40.3% of the outstanding common stock. Accordingly, these stockholders, if they were to act as a group, may be able to elect all of the Company's directors, increase the authorized capital and otherwise control the policies of the Company. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of shares of Preferred Stock, while potentially providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the provisions of Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of
Section 203 also could have the effect of delaying or preventing a change of control of the Company. Certain provisions of the Company's Certificate of Incorporation and Bylaws, including provisions that provide for the Board of Directors to be divided into three classes to serve for staggered three-year terms, may have the effect of delaying or preventing a change of control of the Company, which could adversely affect the market price of the Company's common stock.

SHARES ELIGIBLE FOR FUTURE SALE

    Sales of a substantial number of shares of common stock in the public market could adversely affect the prevailing market price of the common stock and could impair the Company's future ability to raise capital through an offering of its equity securities. As of September 30, 1996, there were 22,693,930 shares of common stock outstanding, all of which will be freely tradeable in the public markets, subject in certain cases to the volume and other limitations set forth in Rule 144 promulgated under the Securities Act of 1933 ("Securities Act"). Of such outstanding shares, 18,669,064 are subject to lockup restrictions ("Lockup"), unless released by all of H&Q LLC, Morgan Stanley & Co. Incorporated and the Company. The Lockup prohibits the disposition of any such shares until February 9, 1998, provided that beginning on February 9, 1997, each stockholder may sell the greater of 10,000 shares or 5% of the holder's shares outstanding on August 9, 1996 (an aggregate maximum of approximately 2,014,000 shares), and beginning on August 9, 1997, each stockholder may sell an additional number of shares equal to the greater of 10,000 shares or 5% of the holder's shares outstanding on August 9, 1996 (an additional aggregate maximum of approximately 1,472,000 shares). Any shares subject to the Lockup may be released at any time with or without notice to the public.

ITEM 2. PROPERTIES

    The Company's principal executive offices in San Francisco, California occupy approximately 159,000 square feet under leases which terminate December 31, 1998, subject to two 5-year extension options for the majority of the space. The Company also leases approximately 49,000 square feet in New York, New York, under a lease expiring in 2007; approximately 24,000 square feet in Boston, Massachusetts, under a lease expiring in 1998, subject to an option to extend the term; and approximately 2,000 square feet in San Diego, California, under a lease expiring in 1999. The Company believes that its present facilities, together with its current options to extend lease terms and occupy additional space, are adequate for its current and projected needs.

ITEM 3. LEGAL PROCEEDINGS

    OVERVIEW

    Many aspects of the Company's business involve substantial risks of liability. An underwriter is exposed to substantial liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel.

    In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. The Company has been active in the underwriting of initial public offerings and follow-on offerings of the securities of emerging and mid-size growth companies, which often involve a higher degree of risk and often are more volatile than the securities of more established companies. In comparison with more established companies, such emerging and mid-size growth companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits than more established companies, and to become insolvent. Each of these factors increases the likelihood that an underwriter of an emerging or mid-size growth company's securities will be required to contribute to any judgment or settlement of a securities lawsuit.

    The plaintiffs' attorneys in securities class action lawsuits frequently name as defendants in lawsuits the managing underwriters of a public offering. H&Q LLC is named a defendant in a number of class action lawsuits relating to public offerings in which it served as a managing underwriter. In addition, H&Q LLC is currently directly or indirectly subject to over 30 shareholder class action lawsuits relating to public offerings in which H&Q LLC served as a member of the underwriting syndicate but not as a managing underwriter. Plaintiffs' attorneys also name as defendants investment banks which provide advisory services in merger and acquisition transactions. The Company anticipates that additional securities class-action lawsuits naming H&Q LLC as a defendant will be filed from time to time in the future, particularly in light of the increased number of public offerings H&Q LLC has underwritten and the increased number of merger and acquisition transactions in which H&Q LLC provided advisory services in recent years and the fact that the securities sold in certain of such public offerings have experienced or may in the future experience significant declines in market value. In such lawsuits, all members of the underwriting syndicate typically are included as members of a defendant class and/or are required by law, or pursuant to the terms of the underwriting agreement, to bear a portion of any expenses or losses (including amounts paid in settlement of the litigation) incurred by the underwriters as a group in connection with the litigation, to the extent not covered by the indemnification obligation of the issuer of the securities underwritten. H&Q LLC has on occasion participated in settlements of these types of lawsuits by making payments to the plaintiff class. There can be no assurance that the Company, H&Q LLC or RvR Securities will not find it necessary to make substantial settlement payments in the future. The Company has agreed to indemnify H&Q LLC against any expense or liability it may incur in connection with any such lawsuits.

    As the number of suits to which the Company is a party increases, the risk to the Company's assets also increases. If the plaintiffs in any suits against the Company were to successfully prosecute their claims, or if the Company were to settle such suits by making significant payments to the plaintiffs, the Company's operating results and financial condition could be materially and adversely affected. As is common in the securities industry, the Company does not carry insurance that would cover any such payments. In addition, the Company's charter documents allow indemnification of the Company's officers, directors and agents to the maximum extent permitted under Delaware law. The Company has entered into indemnification agreements with these persons. The Company has been and in the future may be the subject of indemnification assertions under these charter documents or agreements by officers, directors or agents of the Company who are or may become defendants in litigation.

    In addition to these financial costs and risks, the defense of litigation has, to a certain extent, diverted, and is expected to divert in the future, the efforts and attention of the Company's management and staff. The amount of time which management and other employees are required to devote in connection with the defense of litigation could be substantial and might materially divert their attention from other responsibilities within the Company. Securities class action litigation in particular is highly complex, and can extend for a protracted period of time, thereby consuming substantial time and effort of the Company's management and substantially increasing the cost of such litigation. Further, the laws relating to securities class actions are currently in a state of flux. The eventual impact of the Private Securities Litigation Reform Act of 1995 on securities class action litigation is not known.

    The Company also has been subject to litigation in state and federal courts relating to companies in which the Company has invested as a principal. The risk of such litigation is magnified where H&Q has a substantial or controlling interest in the Company, or where one or more of H&Q's employees serves on the Company's Board of Directors. On occasion, such litigation has produced results materially adverse to H&Q. In particular, during 1992, the Company settled litigation relating to MiniScribe at an aggregate cost, including expenses, of approximately $59.8 million. All of such payments relating to such MiniScribe settlements were made prior to May 31, 1996. There can be no assurance that the Company, as a result of its investments as a principal, or the service of the Company's employees as directors of other entities or otherwise, will not lead to similar litigation or settlement payments in the future.

    In the normal course of business, the Company is also a defendant in various civil actions and arbitrations arising out of its activities as a broker-dealer in securities, as an underwriter, as an employer and as a result of other business activities. H&Q has in the past made substantial payments in connection with the resolution of disputed claims, and there can be no assurance that substantial payments in connection with the resolution of disputed claims will not occur in the future.

    An adverse resolution of any pending or future lawsuits against H&Q LLC, RvR Securities or the Company could materially affect the Company's operating results and financial condition.

    Set forth below are summaries of certain pending litigation matters to which H&Q LLC is a party. The Company believes that the resolution of such matters and the other pending litigation matters to which the Company is a party will not have a material adverse effect on the Company's operating results or financial condition.

    INDIVIDUAL, INC. SECURITIES LITIGATION. On November 13, 1996, a securities class action lawsuit was filed in the United States District Court for the District of Massachusetts against H&Q LLC and others by purchasers of the common stock of Individual, Inc., a provider of personalized information services (Case Number 96-12272 DPW). The complaint alleged that, among other things, the prospectus for the company's March 1996 initial public offering contained misstatements, or failed to make required statements, relating to the company's relationship with its founder and then chief executive officer, whose employment with the company terminated in August 1996. H&Q LLC was a co-manager of the offering. The defendants include the company, certain of its current and former directors and officers, and the underwriters. None of the defendants have responded to the complaint.

    OAK TECHNOLOGY SECURITIES LITIGATION. The Company is a defendant in litigation pending in state and federal courts relating to Oak Technology, Inc., a manufacturer of semiconductor chips. Several proposed shareholder class action lawsuits were consolidated in a consolidated and amended complaint filed on August 14, 1996 in the state Superior Court in Santa Clara County, California (IN RE OAK TECHNOLOGY SECURITIES LITIGATION, No. CV758510). The consolidated complaint alleges, in general, that the Company and others violated the California securities law by issuing false and misleading statements relating to Oak Technology's financial situation during the period from July 27, 1995 through May 22, 1996. H&Q LLC was the lead underwriter of the initial public offering and a follow-on offering of Oak Technology securities in 1995, and made a market and issued research reports with respect to Oak Technology's securities. The other defendants include Oak Technology, certain of its officers and directors and others. On September 13, 1996, the defendants demurred to the consolidated complaint in its entirety. On December 6, 1996, the demurrers were sustained with leave to amend. Several lawsuits based on the same general allegations have been filed in federal court. Two of these actions name Hambrecht & Quist as a defendant: ZAND V. TA-LIN HSU, ET AL., No. C-96-20720 (U.S.D.C., Northern District of California); and RASKIN V. OAK TECHNOLOGY INC., ET AL., No. C-96-20685 (U.S.D.C., Northern District of California). The federal actions have been consolidated, and an amended and consolidated complaint will likely be filed in January 1997.

    NASDAQ MARKET-MAKERS ANTITRUST LITIGATION. In December 1994, a consolidated amended complaint was filed in the United States District Court for the Southern District of New York against 33 broker-dealer defendants, including H&Q LLC (94 Civ. 3996 (RWS), M.D.L. No. 1023). The consolidated amended complaint alleged that H&Q LLC and other participants and market-makers on Nasdaq engaged in a conspiracy to fix the "spread" between bid and asked prices for securities traded on Nasdaq in violation of Section 1 of the Sherman Act. The plaintiff class was alleged to include persons throughout the United States who are customers of the defendants or their affiliates and who purchased or sold securities on Nasdaq during the period from May 1, 1989 through May 27, 1994. Plaintiffs allege to have been damaged in that they paid more for securities purchased on Nasdaq, or received less for securities sold, than they would have but for the alleged conspiracy. The consolidated amended complaint sought compensatory damages, treble damages, declaratory and injunctive relief, attorneys' fees and costs. Judgment against each of the defendants was sought on a joint and several basis. In February 1995, H&Q LLC and the other defendants filed a motion to dismiss. In August 1995, the Court granted such motion on the ground that plaintiffs had not specified the stocks in which collusion allegedly occurred, but gave plaintiffs leave to amend. The plaintiffs thereafter filed a Refiled Consolidated Complaint in August, 1995 which is identical in substance to the dismissed pleading and lists over 1,000 securities that plaintiffs allege were the subject of the alleged conspiracy. H&Q LLC and others thereafter filed answers, and discovery is proceeding. Plaintiffs made, and defendants opposed, a motion for class certification. On November 26, 1996, the motion was granted.

    In December 1995, a class action suit alleging similar claims to the class action pending in New York was filed in Alabama state court against the same defendants. The Alabama case was removed to federal court and transferred to the federal judge hearing the pending New York action, a motion to remand the case to state court has been denied and this action has been consolidated with the class action pending in New York.

    In addition, allegations of collusion among the market-makers became the subject of investigations by the NASD, the SEC and the Antitrust Division of the Department of Justice ("DOJ"). On July 16, 1996, H&Q LLC and 23 other Nasdaq market makers entered into a Stipulation and Order resolving a civil complaint filed by the DOJ, alleging that they violated Section 1 of the Sherman Act in connection with certain market making practices (UNITED STATES OF AMERICA V. ALEX. BROWN & SONS, ET AL., Civ. No. 96-CV-5313). The complaint alleged that the defendants and other market makers engaged in activities that had the effect of artificially inflating the quoted "inside spread"--i.e., the difference between the best buying price and the best selling price--of certain Nasdaq stocks. In entering into the Stipulation and Order, the parties agreed that the defendants would not agree with other market-makers to set prices, quotes or spreads in Nasdaq securities, or harass, intimidate or refuse to trade with other market-makers for reducing their spread in any Nasdaq security or by reason of the quantity of a Nasdaq security they are willing to trade at its quoted price. In addition, the defendants each agreed, pursuant to the order, to (i) designate an antitrust compliance officer to instruct traders and others concerning the requirements of the proposed order, (ii) create and listen to audio tapes of the portion of a firm's trading activity on Nasdaq and (iii) allow representatives of the DOJ, without pre-arrangement, to appear at a defendant's offices to listen in on trader conversations the firm is taping as they are occurring. The agreement also requires the defendants to pass on complaints of possible violations of the proposed order or taped conversations to the DOJ, and to allow the DOJ to bring civil or criminal contempt charges for willful violations of the order. The Stipulation and Order are subject to approval by the United States District Court for the Southern District of New York following a public hearing, and if that Court approves the Stipulation and Order, the complaint will be dismissed with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On July 9, 1996, by written consent of the Company's sole stockholder, the following actions were approved: (i) the Agreement and Plan of Reorganization among the Company, H&Q Reorganization

Subsidiary, Inc., a California corporation and wholly owned subsidiary, H&Q California and LP, dated as of June 10, 1996, and all related agreements and certificates (the "Merger Agreements") and the transactions contemplated thereby, including the change of name of the Company to Hambrecht & Quist Group;
(ii) the issuance of the shares of the Company's common stock in connection with the transactions contemplated by the Merger Agreements; (iii) amendment of the Bylaws; and (iv) adoption of the 1996 Equity Plan and the reservation of 3,000,000 shares of the Company's common stock for issuance thereunder.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company and their ages as of September 30, 1996, are as follows:

William R. Hambrecht         61  Chairman of the Company and H&Q LLC; Director

Daniel H. Case III           39  President and Chief Executive Officer of the Company and
                                   H&Q LLC; Director

William R. Timken            61  Vice Chairman of the Company and H&Q LLC; Director

Paul L. Hallingby            49  Executive Vice President and Director of Institutional
                                   Equity, H&Q LLC

Cristina M. Morgan           43  Managing Director and Co-Director of Investment Banking,
                                   H&Q LLC

David M. McAuliffe           47  Managing Director and Co-Director of Investment Banking,
                                   H&Q LLC, and Chief Administrative Officer of the
                                   Company

Bruce M. Lupatkin            40  Managing Director and Director of Research, H&Q LLC

Steven N. Machtinger         47  General Counsel and Secretary of the Company and H&Q LLC;
                                   Managing Director of H&Q LLC

Patrick J. Allen             34  Chief Financial Officer of the Company and H&Q LLC;
                                   Managing Director of H&Q LLC

    WILLIAM R. HAMBRECHT is Chairman of Hambrecht & Quist Group and its principal subsidiary, H&Q LLC. He has continuously served as an officer, director or principal of those entities or their predecessors since he and the late George Quist co-founded Hambrecht & Quist in 1968. Mr. Hambrecht is primarily responsible for directing the Company's venture capital investment activities. He also serves on the Boards of Directors of Adobe Systems Incorporated, a print and electronic media software company, Red Brick Systems, Inc., a provider of relational database products and services for data warehouse applications, Castelle, a provider of network enhancement software and hardware, and several privately held companies. He holds a B.A. degree from Princeton University.

    DANIEL H. CASE III joined the Company in 1981, and was initially an associate and then a principal in the Corporate Finance Department. He also served as Vice President and then a partner in the Venture Capital Department, both in San Francisco and in London. In 1983, he co-founded the business which became Hambrecht & Quist Guaranty Finance. Mr. Case rejoined Corporate Finance in 1986 as co-director of mergers and acquisitions, and became Managing Director and head of Investment Banking in December 1987. In October 1989, he was elected Executive Vice President and in October 1991, he was elected to the Board of Directors of the Company. In April 1992, he was elected President and Co-Chief Executive Officer. He became Chief Executive Officer in October 1994. Mr. Case also serves as a director of Rational Software Corporation, a maker of object-oriented software development tools, Electronic Arts Inc., a global interactive entertainment software company, the Securities Industry Association and the Bay Area Council. He has a B.A. in Economics and Public Policy from Princeton University and studied management at the University of Oxford as a Rhodes Scholar.

    WILLIAM R. TIMKEN joined Hambrecht & Quist in 1969 and has been employed by the Company in senior capacities since then. Mr. Timken was appointed Vice Chairman of the Company in 1992. He is responsible for the activities of the Company's Syndicate Department. Mr. Timken is a past member of the Board of Governors of the Pacific Stock Exchange and the Board of Governors of the National Association of Securities Dealers, Inc. Mr. Timken holds a B.A. degree in Economics from Colby College.

    PAUL L. "BARNEY" HALLINGBY joined the Company in 1983 as an institutional salesman. He was named Managing Director of the Research Department in June 1988 and was elected Executive Vice President in October 1990. In July 1992, he became Managing Director of Sales and Trading, and in October 1994, he became Managing Director of Institutional Equity. He holds a B.A. in Political Science from the University of Pennsylvania and an M.B.A. in Finance from Columbia University.

    CRISTINA M. MORGAN joined the Company in 1982 as a research analyst, became a principal in Corporate Finance in 1984 and has been a Senior Vice President of H&Q LLC and its predecessor entity since March 1990. In 1990, Ms. Morgan was elected Managing Director, Technology Equities in Corporate Finance, and in 1992, she was named Director of Investment Banking. Since July 1995, she has been Co-Director of Investment Banking. Ms. Morgan holds a B.S. in Finance and an M.B.A. in Finance from Arizona State University.

    DAVID M. MCAULIFFE joined the Company in July 1995 as Managing Director and Co-Director of Investment Banking. Prior to joining the Company, Mr. McAuliffe served in various capacities in the Investment Banking and Merchant Banking divisions of Kidder Peabody & Co., an investment bank, from 1974 to 1995. From April 1992 to May 1995, he served as Kidder Peabody & Co.'s Co-Director of the Global Investment Banking Division. Mr. McAuliffe holds a B.A. in Accounting from Boston College and an M.B.A. from Harvard Business School.

    BRUCE M. LUPATKIN joined the Company in 1984 as a research analyst and became a Senior Vice President of H&Q LLC and its predecessor in May 1991. In 1992, Mr. Lupatkin was named Co-Director of Research. Since October 1994, Mr. Lupatkin has served as Director of Research. From October 1995 to June 1996, he was also responsible for management of Institutional Sales for the west coast. Mr. Lupatkin holds a B.S. in Chemistry from the University of Michigan and an M.B.A. in Finance from the University of Texas.

    STEVEN N. MACHTINGER has served as the Company's General Counsel and Secretary since 1988. He was named a Managing Director in 1990. Mr. Machtinger was an attorney with the SEC from 1974 to 1983 and was General Counsel of Birr, Wilson & Co., Inc., an investment bank, from 1983 to 1988. Mr. Machtinger holds a B.A. in Government from Harvard College and a J.D. from the University of California, Davis.

    PATRICK J. ALLEN joined Hambrecht & Quist in May 1995 as Vice President, Finance. Since October 1, 1996, Mr. Allen has served as the Company's Chief Financial Officer. In October 1996, Mr. Allen was named a Managing Director of H&Q LLC. From November 1993 to April 1995, Mr. Allen was Chief Operating Officer of Cruttenden Roth, an investment bank. Mr. Allen was previously a Senior Vice President with Kemper Securities, an investment bank, and held various positions from 1988 to 1993, including Chief Financial Officer of a predecessor firm. Mr. Allen had been an auditor with Price Waterhouse, a public accounting firm, in Newport Beach, California from 1984 to 1988. He holds a B.S. in Business Administration from California Polytechnic University in San Luis Obispo.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The principal market for trading of the Company's common stock is the New York Stock Exchange. The Company's Comon Stock is also listed on the Pacific Stock Exchange. Its stock symbol is HMQ. The effective date of the Company's initial public offering was August 9, 1996. The high and low sale price of the Company's common stock for the period August 9, 1996 to September 30, 1996 was $19 1/2 and $16 1/4, respectively.

    According to records of the Company's transfer agent, the Company had approximately 316 stockholders of record as of December 2, 1996. Because many such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

    The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
              (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

                                                                     FISCAL YEAR ENDED SEPTEMBER 30,
                                                         --------------------------------------------------------
                                                           1992       1993       1994       1995         1996
                                                         ---------  ---------  ---------  ---------  ------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Principal transactions...............................  $  33,438  $  30,045  $  36,411  $  53,425  $    100,628
  Agency commissions...................................     12,557     14,221     14,242     24,603        37,682
  Investment banking...................................     51,517     42,960     29,234     70,360       154,272
  Corporate finance fees...............................      8,371      9,993     18,561     20,709        37,962
  Net investment gains.................................      8,193      3,524     10,270     33,852        24,434
  Other................................................     11,418      9,804     10,612     17,074        34,857
                                                         ---------  ---------  ---------  ---------  ------------
    Total revenues.....................................    125,494    110,547    119,330    220,023       389,835
                                                         ---------  ---------  ---------  ---------  ------------
Expenses:
  Compensation and benefits............................     58,044     54,917     60,175    105,370       198,613
  Brokerage and clearance..............................      6,184      6,892      7,367     10,441        13,629
  Occupancy and equipment..............................      6,040      6,045      6,679      7,803        10,677
  Communications.......................................      4,135      4,377      6,244      7,394         9,614
  Interest.............................................      1,141      1,464        987      1,266         1,447
  Other (1)............................................     33,020     10,608     11,841     15,850        28,788
                                                         ---------  ---------  ---------  ---------  ------------
    Total expenses.....................................    108,564     84,303     93,293    148,124       262,768
                                                         ---------  ---------  ---------  ---------  ------------
Income before income tax provision.....................     16,930     26,244     26,037     71,899       127,067
Income tax provision...................................      7,200     10,940     10,119     22,461        38,466
                                                         ---------  ---------  ---------  ---------  ------------
Net income.............................................  $   9,730  $  15,304  $  15,918  $  49,438  $     88,601
                                                         ---------  ---------  ---------  ---------  ------------
                                                         ---------  ---------  ---------  ---------  ------------
PRO FORMA INFORMATION:
Net income before income tax adjustment................                                              $     88,601
Income tax adjustment (2)..............................                                                   (17,443)
                                                                                                     ------------
Pro forma net income...................................                                              $     71,158
                                                                                                     ------------
                                                                                                     ------------
Pro forma earnings per share (3).......................                                              $       3.27
                                                                                                     ------------
                                                                                                     ------------
Pro forma weighted average shares outstanding..........                                                21,734,143
                                                                                                     ------------
                                                                                                     ------------

                                                                      FISCAL YEAR ENDED SEPTEMBER 30,
                                                           -----------------------------------------------------
                                                             1992       1993       1994       1995       1996
                                                           ---------  ---------  ---------  ---------  ---------
CONSOLIDATED BALANCE SHEET DATA:
Total assets.............................................  $ 126,420  $ 131,878  $ 155,160  $ 319,630  $ 537,917
Debt obligations.........................................     31,942     16,913     12,684     13,771      8,365
Stockholders' equity and partners' capital...............     33,219     50,290     63,591    105,462    226,711
Book value per common share outstanding (4)..............      $2.81      $3.94      $4.43      $6.31      $9.99
OPERATING DATA:
Total employees (5)......................................        327        350        426        498        685
Return on average stockholders' equity and partners'
  capital................................................         34%        37%        28%        58%        60%
Compensation and benefits expense as a percentage of
  total revenues.........................................         46%        50%        50%        48%        51%
Non-compensation and benefits expense as a percentage of
  total revenues.........................................         40%        26%        28%        19%        16%

--------------------------

(1) Includes $22.9 million in fiscal 1992 for settlement of certain litigation relating to MiniScribe Corporation. See Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview.

(2) Reflects adjustment to increase income tax expense for LP earnings as if LP's earnings were subject to taxes at an effective tax rate of 44 percent.

(3) Pro forma earnings per common share is determined by dividing pro forma net income by the weighted average number of common shares, including common share equivalents, outstanding during the year. Pro forma earnings per common share are not shown prior to 1996 because the amounts would not be meaningful.

(4) Includes equivalent shares related to LP units outstanding at September 30, 1994 and 1995. Shown at end of period.

(5) Shown at end of period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE STATEMENTS IN THIS ANNUAL REPORT THAT RELATE TO FUTURE PLANS, EVENTS, OR PERFORMANCE ARE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS MIGHT DIFFER MATERIALLY DUE TO A VARIETY OF IMPORTANT FACTORS. THESE FACTORS INVOLVE RISKS AND UNCERTAINTIES RELATING TO, AMONG OTHER THINGS, GENERAL ECONOMIC AND MARKET CONDITIONS, CHANGES IN INTEREST RATES, STOCK MARKET PRICES AND MUTUAL FUND CASH INFLOWS OR OUTFLOWS, CHANGES IN TECHNOLOGY AND HEALTHCARE INDUSTRIES, CHANGES IN DEMAND FOR INVESTMENT BANKING AND SECURITIES BROKERAGE SERVICES, COMPETITIVE CONDITIONS WITHIN THE SECURITIES INDUSTRY, THE COMPANY'S ABILITY TO RECRUIT AND RETAIN KEY EMPLOYEES, CHANGES IN SECURITIES AND BANKING LAWS AND REGULATIONS, TRADING AND PRINCIPAL INVESTMENT ACTIVITIES, LITIGATION AND OTHER FACTORS DISCUSSED BELOW IN "OVERVIEW" AND EARLIER IN "BUSINESS--FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION."

OVERVIEW

    EFFECTS OF MARKET CONDITIONS

    The Company's business depends to a substantial extent on the market for public equity offerings by emerging growth companies, particularly companies in the technology and healthcare industries. These markets are affected by general economic and market conditions, including fluctuations in interest rates, the volume and price levels of securities and the flow of investor funds into and out of equity mutual funds, and by factors that apply to particular industries, such as technological advances and changes in the regulatory environment.

    Market conditions for equity securities of emerging growth companies in the technology, healthcare, information services and branded consumer industries were negatively affected by the increase in interest rates during the second half of the fiscal year ended September 30, 1994. Declining interest rates and an improving economic environment contributed to a significant increase in activity in the equity markets in the United States during fiscal 1995 and 1996. The investment climate for emerging growth company stocks, particularly technology and healthcare stocks, was strong during these periods, with a series of records established for the Nasdaq Composite Index and for the Nasdaq average daily share volume. These factors, among others, resulted in increased revenues from the Company's operations in fiscal 1995 and 1996 and also contributed to improved valuations of the Company's principal investments. Despite this overall increase in market activity during fiscal 1996, during the Company's fourth quarter, the market for equity securities in general, and for companies in the industries on which the Company focuses in particular, experienced a significant decline. This market decline had, and any future similar market will have, an adverse effect on the Company's operating results. Substantial fluctuations can occur in the Company's operating results due to these and other factors discussed in this section. As a result, there can be no assurance that operating results for any future period will be comparable to those attained in corresponding prior periods. For example, while it is not possible to quantify the amount, the Company currently anticipates that revenues and net income for the first quarter of fiscal 1997 will not be as favorable as those attained during the same period of the prior year.

    EFFECTS OF COMPETITIVE AND COMPANY FACTORS

    The securities business is intensely competitive and many of the Company's competitors have greater capital, financial and other resources than the Company. The Company also faces potential competition from new market entrants and new technologies, such as electronic brokerage services.

    The Company's revenues and net income have been and are likely to continue to be subject to wide fluctuations due to other Company-specific factors beyond the Company's control. These factors include the ability to successfully recruit and retain personnel in a highly competitive market as well as risks associated with litigation and the extensive regulation of the business of the Company. In addition, over the last several years, the Company has experienced significant growth in its business activities and the number of employees. Any failure to effectively manage historic or future growth through the investment in management personnel, financial and management systems and controls, and facilities could have an adverse effect on the Company's operations. The Company also faces risks with respect to its investment activities. These risks include illiquidity of investments, loss of principal due to investments in developing companies and changes in the valuation of investments due to volatility.

    Due to the foregoing, as well as other factors, certain of which are discussed more fully in "Business-- Factors Affecting the Company's Business, Operating Results and Financial Condition," past financial performance should not be considered an indicator of future performance.

    EFFECTS OF PRINCIPAL INVESTING ACTIVITIES

    As part of the Company's principal investing activities, it purchases equity and debt securities or makes commitments to purchase such securities from private companies. Such nonmarketable investments may involve substantial amounts of capital and significant exposure to any one company or business, as well as market, credit and liquidity risks.

    The Company accounts for its nonmarketable investments at estimated fair value as determined by management of the Company. Changes in unrealized appreciation arising from changes in fair value or gains and losses upon realization are reflected in net investment gains. At September 30, 1995 and 1996, the Company's investment in nonmarketable securities totaled $44.5 million and $37.9 million, respectively.

    Principal investing activities, which have historically been a significant contributor to the Company's revenues and earnings, are not predictable and do not necessarily correlate with general market conditions. These results, which in any reporting period may be influenced by a limited number of investments and transactions, can vary widely from year to year and quarter to quarter.

    RESTRUCTURING (1)

    H&Q California succeeded in January 1983 to the business of Hambrecht & Quist, a partnership formed in 1968. Between January 1983 and November 1993, H&Q California conducted, either directly or through subsidiaries or affiliates, all of the Company's activities. LP was formed in November 1993 for the purpose of owning and managing investments in certain operating affiliates. Fiscal 1994, 1995 and 1996 net income reflects the tax efficiencies associated with such reorganization. In May 1995, through a contribution of cash and securities, LP acquired a 30% ownership interest in the Company's broker-dealer subsidiary that was reorganized as H&Q LLC, leaving H&Q California with a 70% ownership position. The Selected Consolidated Financial Information set forth herein includes the combined operations of H&Q California and LP for fiscal 1994, 1995 and 1996.

    On August 8, 1996, the Company effected the Restructuring, pursuant to which, among other things, (i) LP transferred $31.0 million, including $9.4 million in cash and assets whose book value was approximately $21.6 million to a liquidating trust for the benefit of LP's partners, (ii) Guaranty Finance distributed assets whose book value was approximately $2.5 million to its equity owners other than LP, (iii) LP and H&Q California entered into separate merger transactions, pursuant to which LP was merged into the Company, H&Q California became a wholly owned subsidiary of the Company, and the Company became a holding company which beneficially owns all of Hambrecht & Quist's operations, and (iv) the equity holders of H&Q California and LP became owners of shares of the Company's common stock.

------------------------

(1) Refer to Note 1 of Notes to the Consolidated Financial Statements for a detailed description of the Company's organizational structure, including the effects of the restructuring transactions completed in August 1996 (the Restructuring).

    The Restructuring had the effect of reducing the Company's total assets and stockholders' equity by approximately $33.5 million and $31.0 million, respectively. The distribution of securities in the Restructuring not only reduced the Company's balance sheet, but also decreased the amount of investment assets from which the Company can expect to generate future net investment gains or losses. In addition, the Company's effective income tax rate following the Restructuring will increase because the income of LP was not subject to corporate income tax.

    INITIAL PUBLIC OFFERING

    On August 9, 1996, the Company completed an initial public offering (IPO) of its shares of common stock. The Company's net proceeds from the IPO totaled $60.3 million.

    COMPONENTS OF REVENUES AND EXPENSES

    REVENUES. Principal transactions revenue includes net revenue from the trading of securities by the Company as principal, including principal sales credits and trading profits, and is primarily derived from the Company's activities as a market-maker. Agency commissions revenue includes revenue resulting from executing listed and over-the-counter transactions as agent, including executing trades through a stock exchange. Investment banking revenue includes the Company's underwriting revenue, composed of underwriting selling concessions, management fees and underwriting fees, net of underwriting expenses. The Company believes that revenue from principal transactions, agency commissions and investment banking is substantially dependent on the market for public offerings of equity securities by emerging growth companies, on the Company's ability to lead or co-manage public offerings of the securities of such companies and on Nasdaq trading volume and spreads in the securities of such companies.

    Corporate finance fees includes the Company's merger and acquisition, private placement and other corporate finance advisory fee revenues. Net investment gains includes realized and unrealized gains on the Company's long-term investment portfolio, which includes investments in publicly traded and private companies and venture capital and public investment partnerships. One such investment, BISYS, has had a significant effect on the Company's net investment gains in recent years. In 1987, the Company made an investment in a private company, Concord Holding Corporation ("Concord"), which subsequently was acquired by BISYS. Appreciation in the value of the Company's shares of Concord, and subsequently in those of BISYS, resulted in pre-tax investment gains for the Company amounting to $5.5 million, $19.9 million and $15.1 million in fiscal 1994, 1995 and 1996, respectively. During fiscal 1996, the Company sold approximately 47% of its BISYS holdings. The purpose of selling the BISYS shares during the period was to reduce the size of the Company's holdings as restrictions on the resale of such shares expired. Included in BISYS net investment gains of $15.1 million were realized gains on sales of BISYS shares of $17.6 million. Approximately two-thirds of the Company's remaining BISYS holdings were distributed as part of the Restructuring. Corporate finance fees and net investment gains or losses depend on a small number of significant transactions and are likely to fluctuate significantly. Other revenue includes asset management fees, profit participation distributions from managed venture investment funds, interest and miscellaneous income.

    EXPENSES. Compensation and benefits expense includes sales, trading and incentive compensation, which are primarily variable based on revenue production, and salaries, payroll taxes, employee benefits, temporary employee costs and placement agency fees, which are relatively fixed in nature. Brokerage and clearance expense includes the cost of securities clearance, floor brokerage and exchange fees. The Company clears its securities transactions through Lewco, which is owned by Schroder Wertheim & Co. (approximately 80%), the Company (approximately 20%) and two other minority owners. The volume of transactions which Lewco processes for these stockholders is generally proportional to their ownership interests. The Company reimburses a proportionate share of Lewco's expenses, net of certain revenues, based on the volume of the Company's transactions which Lewco processes. The consent of Lewco's other stockholders is required for the Company to enter into clearing arrangements with other broker-dealers.

    Occupancy and equipment expense includes the rent and utility charges paid for the Company's facilities, expenditures for facilities repairs and upgrades, and depreciation of computer, telecommunications and office equipment. Communications expense includes charges from providers of telecommunications services and news and market data services. Interest expense relates primarily to bank borrowings.

    Other expense includes professional services and litigation expenses, travel and entertainment and miscellaneous expenses and minority interest in Guaranty Finance and Transition Capital. Although the Company does not expect to experience significant fluctuations from the settlement of lawsuits in the ordinary course of business, a significant litigation judgment or settlement could have a material adverse effect on the Company's operating results and financial condition. In fiscal 1991 and 1992, the Company incurred $36.9 million and $22.9 million, respectively, of pre-tax settlement expenses related to litigation involving MiniScribe Corporation. Payments of the settlement accruals were made in each fiscal year beginning in fiscal 1991 and ending in the third quarter of fiscal 1996. As of May 31, 1996, all payments related to such litigation settlements had been paid in full.

RESULTS OF OPERATIONS

    FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1995

    REVENUES. Total revenues increased 77% from $220.0 million in 1995 to $389.8 million in 1996.

    Principal transactions revenue increased 88% from $53.4 million in 1995 to $100.6 million in 1996. This increase was due to a significant increase in underwriting activity, resulting in substantial after-market trading; an increase in Nasdaq market activity overall; and the Company's expansion of its equity sales and trading capabilities.

    Agency commissions increased 53% from $24.6 million in 1995 to $37.7 million in 1996. This increase was due to the expansion of the Company's institutional listed equity business and an increase in both the number and average production of retail brokers in its Executive Financial Services group.

    Investment banking revenue increased 119% from $70.4 million in 1995 to $154.3 million in 1996, and increased as a percentage of revenues from 32.0% to 39.6%. The Company managed or co-managed 71 public offerings during 1995 compared to 134 during 1996.

    Corporate finance fees increased 83.3% from $20.7 million in 1995 to $37.9 million in 1996. This increase was due to the completion of several large advisory assignments during 1996.

    Net investment gains for the year decreased 28% from $33.9 million in 1995 to $24.4 million in 1996. The net gains related primarily to the Company's investment in BISYS, which accounted for $19.9 million of total investment gains in 1995 and $15.1 million in 1996.

    Other revenue increased 105% from $17.1 million in 1995 to $34.8 million in 1996. The increase was due primarily to an increase in asset management fees, profit participations from the management of venture investments, and an increase in interest income on margin loans outstanding.

    EXPENSES. Total expenses increased 77% from $148.1 million in 1995 to $262.8 million in 1996.

    Compensation and benefits expense increased 88% from $105.4 million in 1995 to $198.6 million in 1996. The increase was due primarily to increased sales, trading and incentive compensation. Compensation and benefits expense as a percentage of total revenues increased from 47.9% to 50.9%; this change was primarily attributable to a change in revenue mix and the related differences in compensation payout rates for the different sources of revenue. Average employee headcount was 462 in 1995 compared to 592 in 1996.

    Brokerage and clearance expense increased 31% from $10.4 million in 1995 to $13.6 million in 1996. As a percentage of total revenues, brokerage and clearance expense decreased from 4.7% in 1995 to 3.5% in 1996. The percentage decline was due primarily to transaction volume efficiencies experienced by Lewco.

    Occupancy and equipment expense increased 37% from $7.8 million in 1995 to $10.7 million in 1996 as a result of expenditures to repair office facilities in San Francisco and New York and an increase in depreciation expense due to upgrades of office facilities and acquisitions of computer and telecommunications equipment.

    Communications expense increased 30% from $7.4 million in 1995 to $9.6 million in 1996. This increase was due to increases in telecommunications and market data expenses resulting from the hiring of additional employees in 1996.

    Interest expense increased 14% from $1.3 million in 1995 to $1.4 million in 1996. This increase related primarily to increases in average bank financing levels during the two periods.

    Other expense increased 82% from $15.9 million in 1995 to $28.8 million in 1996. This increase was due to increased accruals for professional services due to higher levels of business activity, and increases in travel, entertaining, conferences and miscellaneous expenses.

    INCOME TAX PROVISION. The Company's effective income tax rate was 31.2% in 1995 and decreased slightly to 30.3% in 1996. The Company's effective income tax rate in each fiscal period was less than the combined federal and state statutory income tax rates because LP was not subject to corporate federal or state income tax. As a result of the Restructuring, the Company expects higher effective income tax rates on its future taxable income. The pro forma income tax adjustment in 1996 has been determined assuming that all of the Company's combined operations had been subject to corporate federal and state income tax.

    FISCAL YEARS ENDED SEPTEMBER 30, 1995 AND 1994

    REVENUES. Total revenues increased 84% from $119.3 million in 1994 to $220.0 million in 1995.

    Principal transactions revenue increased 47% from $36.4 million in 1994 to $53.4 million in 1995. The increase was due in part to benefits realized from investments made in prior periods in the Company's Nasdaq trading capabilities as well as a significant improvement in market conditions during the last six months of 1995.

    Agency commissions increased 73% from $14.2 million in 1994 to $24.6 million in 1995. This increase resulted from increased market activity as well as growth in the number of brokers in the Company's Executive Financial Services and institutional equity businesses.

    Investment banking revenue increased 141% from $29.2 million in 1994 to $70.4 million in 1995. This increase resulted from the increased level of underwriting transactions in 1995, particularly in the technology and healthcare industries. The Company managed or co-managed 36 public offerings in 1994 and 71 in 1995.

    Corporate finance fees increased 11% from $18.6 million in 1994 to $20.7 million in 1995.

    Net investment gains increased 229% from $10.3 million in 1994 to $33.9 million in 1995. The Company's investment in BISYS accounted for $5.5 million and $19.9 million of the total net investment gains in 1994 and 1995, respectively. No other single investment accounted for a significant portion of the total gain.

    Other revenue increased 61% from $10.6 million in 1994 to $17.1 million in 1995. This increase was due primarily to an increase in profit participation distributions received from venture capital investment funds the Company manages and higher margin interest income attributable to the above-described expansion of the Executive Financial Services group.

    EXPENSES. Total expenses increased 59% from $93.3 million in 1994 to $148.1 million in 1995.

    Compensation and benefits expense increased 75% from $60.2 million in 1994 to $105.4 million in 1995 but decreased as a percentage of total revenues from 50.4% to 47.9%. This percentage decrease was attributable primarily to a change in the mix of revenue in 1995, which included a larger percentage of net investment gains with lower incremental compensation costs. Average employee headcount was 396 in 1994 and 458 in 1995.

    Brokerage and clearance expense increased 41% from $7.4 million in 1994 to $10.4 million in 1995, consistent with the increase in the Company's brokerage business, partially offset by lower per ticket transaction costs from economies of scale achieved by Lewco.

    Occupancy and equipment expense increased 17% from $6.7 million in 1994 to $7.8 million in 1995, primarily due to a scheduled rent increase for the Company's San Francisco office facility.

    Communications expense increased 18% from $6.2 million in 1994 to $7.4 million in 1995, due in part to increases in telephone, market quotation and news services for new employees and an increase in telecommunications supplies.

    Interest expense increased 28% from $1.0 million in 1994 to $1.3 million in 1995, primarily due to an increase in borrowings to support the operations of Guaranty Finance.

    Other expense increased 34% from $11.8 million in 1994 to $15.9 million in 1995. Of the increase, $1.5 million was due to an increase in the cost of the industry conferences sponsored by the Company. The balance of the increase was primarily due to an increase in professional services resulting from the overall increase in the Company's business activities.

    INCOME TAX PROVISION. The Company's effective income tax rate was 38.9% in 1994 and 31.2% in 1995. The Company's effective income tax rate in each year was less than the combined federal and state statutory rate due to the fact that LP was not subject to federal or state income tax. The decrease in the effective combined tax rate in 1995 was a result of the higher percentage of the combined pretax income that was reported through LP in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically satisfied its funding needs with its own capital resources, consisting almost entirely of internally generated retained earnings and capital raised from the sale of its common stock to employee stockholders and the public through its initial public offering. As of September 30, 1996, H&Q LLC had liquid assets consisting primarily of cash and cash equivalents of $50.0 million and receivables of $80.5 million from Lewco, its clearing affiliate. The cash equivalents consisted primarily of United States Treasury bills with maturities of 90 days or less. As of September 30, 1996, the Company had a bank line of credit expiring on January 31, 1997 in the amount of $12.0 million, with a balance of $8.4 million outstanding and Guaranty Finance had a bank line of credit of $11.0 million with no balance outstanding. While the Company has not required additional bank financing during the past several years, it has in place a commitment expiring February 28, 1997 for a $20.0 million line of credit agreement with a commercial bank. The Company anticipates renewing or replacing these bank lines of credit.

    The Company's consolidated balance sheet reflects the Company's relatively unleveraged financial position. The ratio of assets to equity as of September 30, 1996 was approximately 2.5:1. The Company's principal assets consist of receivables from customers and Lewco, securities held for trading purposes, short-term investments and securities held for investment purposes. Substantially all of the Company's receivables are secured by customer securities or security transactions in the process of settlement. Securities held for trading purposes are actively traded and readily marketable. As of September 30, 1996, securities held for trading purposes include United States Treasury securities totaling $39.6 million with maturities ranging from ninety days to two years. Securities held for investment purposes are for the most part illiquid and are carried at valuations that reflect this lack of liquidity.

    H&Q LLC and RvR Securities, as broker-dealers, are registered with the SEC and are members of the NASD and, in the case of H&Q LLC, the NYSE. As such, they are subject to the capital requirements of these regulatory entities. Their regulatory net capital has historically exceeded these minimum requirements. As of September 30, 1996, H&Q LLC was required to maintain minimum regulatory net capital in accordance with SEC rules of approximately $4.5 million and had total regulatory net capital of approximately $50.0 million, or approximately $45.5 million in excess of its requirement. RvR Securities had total regulatory net capital of $2.0 million and a minimum regulatory net capital requirement of $250,000.

    The Company believes that its current level of equity capital, combined with funds anticipated to be generated from operations, will be adequate to fund its operations for the foreseeable future.

RISK MANAGEMENT

    Exposure to risk and the ways in which the Company manages the various types of risks on a day-to-day basis is critical to its survival and financial success. The Company has established various policies and procedures for the management of its exposure to operating, principal and credit risks. Operating risk arises out of the daily conduct of the Company's business and relates to the possibility that one or more of the Company's personnel could commit the Company to imprudent business activities. Principal risk relates to the fact that the Company owns a variety of investments which are subject to changes in value and could result in the Company incurring material gains or losses. Credit risk occurs because the Company extends credit to various of its customers in the form of margin and other types of loans.

    Operating risk is monitored by the Company's Risk Management Committee and Commitment Committee. The Risk Management Committee reviews the overall business activities of the Company and makes recommendations for addressing issues which, in the judgment of its members, could result in a material loss to the Company. The Commitment Committee meets weekly to evaluate and approve potential investment banking transactions prior to their execution by the Company.

    Principal risk is managed primarily through the daily monitoring of funds committed to the various types of securities owned by the Company and by limiting the exposure to any one investment or type of investment. The two most common categories of securities owned are those related to the daily trading activities of the Company's brokerage and underwriting operations and those which arise out of the Company's principal investing activities. See "--Overview--Effects of Principal Investing Activities." The Company attempts to limit its exposure to market risk on securities held as a result of its daily trading activities by limiting its inventory of trading securities to that needed to provide the appropriate level of liquidity in the securities for which it is a market maker. Security inventory positions are balanced daily.

    The Company's credit risk is monitored by the Credit Committee, which consists of senior management from its brokerage, operations, financial and legal departments. This committee meets when specific situations arise to review large, concentrated or high profile margin accounts. Such actions typically consist of setting higher margin requirements for large or concentrated accounts, requiring a reduction of either the level of margin debt or investment in high risk securities or, in some cases, requiring the transfer of the account to another broker-dealer.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by Item 8 is set forth in Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors required by Item 10 is incorporated by reference from the information set forth under the headings "Proposal No. 1--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on March 14, 1997. Information regarding executive officers found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference from the information set forth under the heading "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on March 14, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated by reference from the information set forth under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Proposal No. 1--Election of Directors--Director Compensation" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on March 14, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference from the information set forth under the headings "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on March 14, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

1.  Financial Statements                                                        PAGE NO.
                                                                             -------------

   Report of Independent Public Accountants................................           51

   Consolidated Financial Statements as of September 30, 1995 and 1996 and            52
     for the years ended September 30, 1994, 1995 and 1996.................

   Notes to Consolidated Financial Statements..............................           57

2.  Financial Statement Schedules

   All schedules are omitted because they are not required or the information is shown in the financial statements or notes thereto.

3.  Exhibits

  EXHIBIT
  NUMBER                                                 EXHIBIT TITLE
-----------  -----------------------------------------------------------------------------------------------------
       3.01(1) Registrant's Amended and Restated Certificate of Incorporation.

       3.02(1) Registrant's Bylaws.

       4.01(1) Form of Specimen Certificate for Registrant's common stock.

      10.01  Registrant's 1996 Equity Plan, as amended and restated on October 1, 1996*.

      10.02(1) Registrant's 1995 Restricted Stock Plan, 1995 Stock Option Plan, and Hambrecht & Quist, L.P. 1995
               Limited Partnership Unit Plan*.

      10.03(1) Form of Registrant's 1995 Stock Option Plan Nonstatutory Stock Option Agreement*.

      10.04(1) Registrant's Savings and Employee Stock Ownership Plan, effective as of October 1, 1994*.

      10.05(1) Lease between The Equitable Life Assurance Society of the United States and Hambrecht & Quist L.L.C.
               (formerly Hambrecht & Quist Incorporated) dated January 27, 1988, as amended.

      10.06(1) Assignment of Lease from Apple Computer, Inc. to Hambrecht & Quist L.L.C. dated March 27, 1996.

      10.07(1) Lease between Hambrecht & Quist L.L.C. (formerly Hambrecht & Quist Incorporated) and Rowes Wharf
               Associates dated June 22, 1987, as amended.

      10.08(1) Lease, Riders, and Addenda between 230 Park Avenue Associates and Hambrecht & Quist L.L.C. (formerly
               Hambrecht & Quist Incorporated) dated December 1, 1995.

      10.09(1) Line of Credit Agreement between The Bank of California, N.A. and Registrant, dated October 29, 1993.

      10.10(1) Amended and Restated Line of Credit Agreement between The Bank of California, N.A., and Registrant, dated March 21, 1996.

      10.11(1) Line of Credit Note between The Bank of California, N.A., and Registrant, dated March 21, 1996.

      10.12(1) Continuing Guaranty by Registrant in favor of The Bank of California, N.A., dated March 21, 1996.

      10.13(1) Employment Agreement between Registrant and Daniel H. Case III, dated June 17, 1996*.

  EXHIBIT
  NUMBER                                                 EXHIBIT TITLE
-----------  -----------------------------------------------------------------------------------------------------
      10.14(1) Hambrecht & Quist L.L.C.'s Operating Agreement, dated March 6, 1995.

      10.15  Registrant's 1996 Bonus and Deferred Sales Compensation Plan, as amended and restated on October 1,
               1996*.

      10.16(1) Master Agreement between Hambrecht & Quist L.L.C. (formerly Hambrecht & Quist Incorporated), Wertheim
               Schroder & Co. Incorporated, WSCI Limited Partnership and Lewco Securities Corp., dated December
               23, 1991, as amended on December 13, 1993 by Amendment No. 1 and July 5, 1995 by Amendment No. 2.

      10.17(1) Clearing and Other Services Agreement between Hambrecht & Quist L.L.C. (formerly Hambrecht & Quist
               Incorporated), Wertheim Schroder & Co. Incorporated, WSCI Limited Partnership and Lewco Securities
               Corp., dated December 23, 1991, as amended.

      10.18(1) Letter Agreement between Registrant and H&Q Asia Pacific, Ltd., dated April 1, 1996.

      10.19(1) Form of Registrant's Indemnification Agreement.

      10.20(1) Lease between The Equitable Life Assurance Society of the United States and Hambrecht & Quist
               L.L.C.(formerly Hambrecht & Quist Incorporated) dated November 9, 1988, as amended.

      10.21  Amendment No. 3 to Master Agreement between Hambrecht & Quist L.L.C. (formerly Hambrecht & Quist
               Incorporated), Wertheim Schroder & Co. Incorporated, WSCI Limited Partnership and Lewco Securities
               Corp., effective September 30, 1996.

      21.01  List of Subsidiaries of the Registrant.

      23.01  Consent of Independent Public Accountants.

      27.1   Financial Data Schedule

------------------------

*   Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the the corresponding exhibit to the Registrant's S-1 Registration Statement in the form declared effective on August 8, 1996, File No. 333-6431.

(b) Reports on Form 8-K

    None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Hambrecht & Quist Group:

    We have audited the accompanying consolidated balance sheets of Hambrecht & Quist Group (a Delaware corporation) and Subsidiaries as of September 30, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and partners' capital and cash flows for the years ended September 30, 1994, 1995 and 1996. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hambrecht & Quist Group and Subsidiaries as of September 30, 1995 and 1996, and the results of their operations and their cash flows for the years ended September 30, 1994, 1995 and 1996, in conformity with generally accepted accounting principles.

    As discussed in Notes 2 and 7 to the consolidated financial statements, long-term investments include nonmarketable investments amounting to $44,519,474 and $37,934,994 (42 and 17 percent of total stockholders' equity and partners' capital) as of September 30, 1995 and 1996, respectively, which have been valued at fair value as determined by management. We have reviewed the procedures applied by management in valuing such investments and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, management's estimate of fair values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.

                                          ARTHUR ANDERSEN LLP

San Francisco, California,
November 26, 1996

                            HAMBRECHT & QUIST GROUP
                          CONSOLIDATED BALANCE SHEETS
                       AS OF SEPTEMBER 30, 1995 AND 1996

                                                                                          1995           1996
                                                                                      -------------  -------------
                                                      ASSETS
Cash and cash equivalents...........................................................  $  34,754,568  $  50,031,534
Receivables:
  Customers (net of allowance of $170,254 and $900,000, respectively)...............    100,435,213    168,416,287
  Lewco Securities Corp.............................................................     41,990,309     80,532,188
  Syndicate managers................................................................      9,538,902     12,742,898
  Related parties...................................................................      3,340,955     17,929,657
  Notes.............................................................................       --           10,500,000
  Lease.............................................................................      3,255,635      4,335,668
  Income taxes......................................................................       --              806,062
  Other.............................................................................      2,553,005      1,484,820
Marketable trading securities, at market value......................................     26,224,167     66,738,999
Long-term investments, at estimated fair value......................................     70,822,157     69,931,210
Deferred income taxes...............................................................     10,627,856     37,595,489
Furniture, equipment and leasehold improvements, net of accumulated depreciation and
  amortization......................................................................      6,009,696     13,167,152
Leased assets, net of accumulated depreciation......................................      9,421,662      3,049,051
Exchange memberships, at cost (market value--$1,018,000 and $1,325,000,
  respectively).....................................................................        656,000        656,000
                                                                                      -------------  -------------
    Total assets....................................................................  $ 319,630,125  $ 537,917,015
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                            LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
Payables:
  Customers.........................................................................  $  71,654,381  $ 142,489,752
  Compensation and benefits.........................................................     46,227,242    100,351,165
  Syndicate settlements.............................................................     25,409,777     18,530,743
  Income taxes payable..............................................................      6,368,059       --
  Trade accounts payable............................................................        944,775      2,483,361
  Customer lease deposits...........................................................        478,603       --
  Accrued expenses and other........................................................     13,651,065     22,929,770
Securities sold, not yet purchased, at market value.................................     25,218,036     16,055,953
Debt obligations....................................................................     13,770,737      8,364,822
Payable to partners of Hambrecht & Quist, L.P.......................................     10,445,367       --
                                                                                      -------------  -------------
    Total liabilities...............................................................    214,168,042    311,205,566
                                                                                      -------------  -------------
Commitments and contingencies

Stockholders' equity and partners' capital:
  Common stock (no par value, 40,000,000 shares authorized, 14,609,188 shares issued and outstanding in 1995; par value $0.01, 100,000,000 shares authorized,
    22,693,930 issued and outstanding in 1996)......................................     25,412,585        226,939
  Additional paid-in capital........................................................       --          116,643,623
  Notes receivable from employees for purchases of common stock.....................     (7,659,714)   (13,550,503)
  Retained earnings.................................................................     72,205,112    124,056,614
  Net unrealized losses on Guaranty Finance's long-term investments.................       --             (665,224)
                                                                                      -------------  -------------
    Total stockholders' equity......................................................     89,957,983    226,711,449
  Hambrecht & Quist, L.P. partners' capital.........................................     15,504,100       --
                                                                                      -------------  -------------
    Total stockholders' equity and partners' capital................................    105,462,083    226,711,449
                                                                                      -------------  -------------
    Total liabilities and stockholders' equity and partners' capital................  $ 319,630,125  $ 537,917,015
                                                                                      -------------  -------------
                                                                                      -------------  -------------

        The accompanying notes are an integral part of these statements.

                            HAMBRECHT & QUIST GROUP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996

                                                                       1994            1995            1996
                                                                  --------------  --------------  --------------
REVENUES:
  Principal transactions........................................  $   36,410,993  $   53,424,647  $  100,627,733
  Agency commissions............................................      14,241,964      24,602,992      37,682,010
  Investment banking............................................      29,234,148      70,359,967     154,271,774
  Corporate finance fees........................................      18,561,517      20,709,345      37,962,437
  Interest and dividends........................................       3,361,970       3,157,489      11,840,406
  Asset management fees.........................................       4,984,956      10,067,390      17,354,711
  Net investment gains from long-term investments...............      10,269,641      33,852,073      24,434,401
  Leasing and other.............................................       2,265,037       3,848,687       5,662,211
                                                                  --------------  --------------  --------------
    Total revenues..............................................     119,330,226     220,022,590     389,835,683
                                                                  --------------  --------------  --------------
EXPENSES:
  Compensation and benefits.....................................      60,175,102     105,370,141     198,613,070
  Brokerage and clearance.......................................       7,367,023      10,441,253      13,628,832
  Occupancy and equipment.......................................       6,678,675       7,802,859      10,677,161
  Communications................................................       6,244,066       7,394,101       9,614,368
  Professional services.........................................       3,700,241       5,347,739       9,313,065
  Travel, entertainment and conference..........................       4,234,523       6,145,108       7,264,326
  Interest......................................................         987,456       1,265,966       1,447,164
  Other.........................................................       3,906,488       4,356,025      12,210,278
                                                                  --------------  --------------  --------------
    Total expenses..............................................      93,293,574     148,123,192     262,768,264
                                                                  --------------  --------------  --------------
    Income before income tax provision..........................      26,036,652      71,899,398     127,067,419
INCOME TAX PROVISION............................................      10,119,459      22,461,147      38,466,246
                                                                  --------------  --------------  --------------
    Net income..................................................  $   15,917,193  $   49,438,251  $   88,601,173
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
PRO FORMA INFORMATION (UNAUDITED):
  Net income before income tax adjustment.......................                                  $   88,601,173
  Income tax adjustment.........................................                                     (17,443,418)
                                                                                                  --------------
    Pro forma net income........................................                                  $   71,157,755
                                                                                                  --------------
                                                                                                  --------------
  Pro forma earnings per share..................................                                  $         3.27
                                                                                                  --------------
                                                                                                  --------------
  Pro forma weighted average shares outstanding.................                                      21,734,143
                                                                                                  --------------
                                                                                                  --------------

        The accompanying notes are an integral part of these statements.

              HAMBRECHT & QUIST GROUP AND HAMBRECHT & QUIST, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996

                                                           HAMBRECHT & QUIST GROUP
                      -------------------------------------------------------------------------------------------------
                         NUMBER                     ADDITIONAL                               UNREALIZED
                        OF COMMON       COMMON      PAID - IN       NOTES        RETAINED    LOSSES, NET     SUBTOTAL
                         SHARES          STOCK       CAPITAL      RECEIVABLE     EARNINGS     (NOTE 2)      H&Q GROUP
                      -------------   -----------  ------------  ------------  ------------  -----------   ------------
BALANCE, SEPTEMBER
  30, 1993..........    12,760,336    $12,202,283  $             $ (1,641,892) $ 39,729,470   $            $ 50,289,861
  Sales of common
    stock or
    partners'
    capital
    additions.......       901,472      3,342,896                    (295,093)      --                        3,047,803
  Reductions of
    notes received
    for purchases of
    common stock....       --             --                          970,670       --                          970,670
  Repurchases of
    common stock or
    partners'
    capital
    withdrawals.....    (1,186,620)    (2,466,312)                    --         (2,524,238)                 (4,990,550)
  Net income........       --             --                          --         13,723,899                  13,723,899
  Partners' capital
    distributions
    payable.........       --             --                          --            --                          --
                      -------------   -----------  ------------  ------------  ------------  -----------   ------------
BALANCE, SEPTEMBER
  30, 1994..........    12,475,188     13,078,867                    (966,315)   50,929,131                  63,041,683
  Sales of common
    stock or
    partners'
    capital
    additions.......     2,963,892     14,406,194                  (7,935,534)      --                        6,470,660
  Reductions of
    notes received
    for purchases of
    common stock....       --             --                        1,242,135       --                        1,242,135
  Repurchases of
    common stock or
    partners'
    capital
    withdrawals.....      (829,892)    (2,072,476)                    --         (2,396,760)                 (4,469,236)
  Net income........       --             --                          --         23,672,741                  23,672,741
  Partners' capital
    distributions...       --             --                          --            --                          --
  Partners' capital
    distributions
    payable.........       --             --                          --            --                          --
  Change in net
    unrealized
    gains...........       --             --                          --            --                          --
                      -------------   -----------  ------------  ------------  ------------  -----------   ------------
BALANCE, SEPTEMBER
  30, 1995..........    14,609,188     25,412,585                  (7,659,714)   72,205,112                  89,957,983
  Sales of common
    stock or
    partners'
    capital
    additions.......     2,080,348     11,994,895                  (7,831,585)      --                        4,163,310
  Reductions of
    notes received
    for purchases of
    common stock....       --             --                        8,981,733       --                        8,981,733
  Repurchases of
    common stock or
    partners'
    capital
    withdrawals.....      (608,368)    (2,201,212)                    --         (1,409,601)                 (3,610,813)
  Distribution of LP
    interest to
    Group Trust.....       --             --                          --          4,493,971                   4,493,971
  Transfer of LP
    notes receivable
    to H&Q..........       --             --                       (8,227,753)      --                       (8,227,753)
  Net income through
    August 7,
    1996............       --             --                          --         33,688,550                  33,688,550
  Partners' capital
    distributions
    payable.........       --             --                          --            --                          --
  Partners' capital
    distributions...       --             --                          --            --                          --
  Change in net
    unrealized
    gains...........       --             --                          --            --                          --
                      -------------   -----------  ------------  ------------  ------------  -----------   ------------
  Balance, August 7,
    1996............    16,081,168     35,206,268                 (14,737,319)  108,978,032                 129,446,981
  Distribution of
    cash and
    securities to LP
    Trust...........       --             --                          --            --                          --
  Merger between H&Q
    and LP..........     2,587,762    (35,019,579)   56,366,873       --            --         (557,280)     20,790,014
  Purchase
    additional
    interest in
    Guaranty
    Finance.........       --             --            --            --            --         (136,410)       (136,410)
                      -------------   -----------  ------------  ------------  ------------  -----------   ------------
  Balance, August 8,
    1996............    18,668,930        186,689    56,366,873   (14,737,319)  108,978,032    (693,690)    150,100,585
  Sale of common
    stock in initial
    public offering
    plus net
    underwriting
    revenue of
    $425,000........     4,025,000         40,250    60,276,750       --            --           --          60,317,000
  Reductions of
    notes received
    for purchases of
    common stock....       --             --            --          1,186,816       --           --           1,186,816
  Net income from
    August 8 to
    September 30,
    1996............       --             --            --            --         15,078,582      --          15,078,582
  Change in net
    unrealized
    losses..........       --             --            --            --            --           28,466          28,466
                      -------------   -----------  ------------  ------------  ------------  -----------   ------------
BALANCE, SEPTEMBER
  30, 1996..........    22,693,930    $   226,939  $116,643,623  $(13,550,503) $124,056,614   $(665,224)   $226,711,449
                      -------------   -----------  ------------  ------------  ------------  -----------   ------------
                      -------------   -----------  ------------  ------------  ------------  -----------   ------------

                                              HAMBRECHT & QUIST LP
                      ---------------------------------------------------------------------
                                                                  UNREALIZED
                       PARTNERS'       NOTES     DISTRIBUTIONS    GAINS, NET     SUBTOTAL
                        CAPITAL     RECEIVABLE      PAYABLE        (NOTE 2)       H&Q LP        TOTAL
                      ------------  -----------  -------------   ------------  ------------  ------------
BALANCE, SEPTEMBER
  30, 1993..........  $    --       $   --       $    --         $    --       $    --       $ 50,289,861
  Sales of common
    stock or
    partners'
    capital
    additions.......     1,322,324      (69,526)      --              --          1,252,798     4,300,601
  Reductions of
    notes received
    for purchases of
    common stock....       --           --            --              --            --            970,670
  Repurchases of
    common stock or
    partners'
    capital
    withdrawals.....      (217,137)     --            --              --           (217,137)   (5,207,687)
  Net income........     2,193,294      --            --              --          2,193,294    15,917,193
  Partners' capital
    distributions
    payable.........       --           --         (2,679,918)        --         (2,679,918)   (2,679,918)
                      ------------  -----------  -------------   ------------  ------------  ------------
BALANCE, SEPTEMBER
  30, 1994..........     3,298,481      (69,526)   (2,679,918)        --            549,037    63,590,720
  Sales of common
    stock or
    partners'
    capital
    additions.......     2,557,915   (2,162,487)      --              --            395,428     6,866,088
  Reductions of
    notes received
    for purchases of
    common stock....       --           --            --              --            --          1,242,135
  Repurchases of
    common stock or
    partners'
    capital
    withdrawals.....    (1,241,100)     --            --              --         (1,241,100)   (5,710,336)
  Net income........    25,765,510      --            --              --         25,765,510    49,438,251
  Partners' capital
    distributions...    (4,186,804)     --          4,186,804         --            --            --
  Partners' capital
    distributions
    payable.........       --           --        (11,952,253)        --        (11,952,253)  (11,952,253)
  Change in net
    unrealized
    gains...........       --           --            --            1,987,478     1,987,478     1,987,478
                      ------------  -----------  -------------   ------------  ------------  ------------
BALANCE, SEPTEMBER
  30, 1995..........    26,194,002   (2,232,013)  (10,445,367)      1,987,478    15,504,100   105,462,083
  Sales of common
    stock or
    partners'
    capital
    additions.......     7,595,591   (7,333,171)      --              --            262,420     4,425,730
  Reductions of
    notes received
    for purchases of
    common stock....       --         1,337,431       --              --          1,337,431    10,319,164
  Repurchases of
    common stock or
    partners'
    capital
    withdrawals.....      (420,344)     --            --              --           (420,344)   (4,031,157)
  Distribution of LP
    interest to
    Group Trust.....       --           --            --              --            --          4,493,971
  Transfer of LP
    notes receivable
    to H&Q..........       --         8,227,753       --              --          8,227,753       --
  Net income through
    August 7,
    1996............    39,834,040      --            --              --         39,834,040    73,522,590
  Partners' capital
    distributions
    payable.........       --           --        (14,034,971)        --        (14,034,971)  (14,034,971)
  Partners' capital
    distributions...   (24,480,338)     --         24,480,338         --            --            --
  Change in net
    unrealized
    gains...........       --           --            --            1,101,224     1,101,224     1,101,224
                      ------------  -----------  -------------   ------------  ------------  ------------
  Balance, August 7,
    1996............    48,722,951      --            --            3,088,702    51,811,653   181,258,634
  Distribution of
    cash and
    securities to LP
    Trust...........   (27,375,657)     --            --           (3,645,982)  (31,021,639)  (31,021,639)
  Merger between H&Q
    and LP..........   (21,347,294)     --            --              557,280   (20,790,014)      --
  Purchase
    additional
    interest in
    Guaranty
    Finance.........       --           --            --              --            --           (136,410)
                      ------------  -----------  -------------   ------------  ------------  ------------
  Balance, August 8,
    1996............       --           --            --              --            --        150,100,585
  Sale of common
    stock in initial
    public offering
    plus net
    underwriting
    revenue of
    $425,000........                                                                           60,317,000
  Reductions of
    notes received
    for purchases of
    common stock....                                                                            1,186,816
  Net income from
    August 8 to
    September 30,
    1996............                                                                           15,078,582
  Change in net
    unrealized
    losses..........                                                                               28,466
                      ------------  -----------  -------------   ------------  ------------  ------------
BALANCE, SEPTEMBER
  30, 1996..........  $    --       $   --       $    --         $    --       $    --       $226,711,449
                      ------------  -----------  -------------   ------------  ------------  ------------
                      ------------  -----------  -------------   ------------  ------------  ------------

        The accompanying notes are an integral part of these statements.

                            HAMBRECHT & QUIST GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996

                                                                             1994            1995            1996
                                                                        --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................  $   15,917,193  $   49,438,251  $   88,601,173
                                                                        --------------  --------------  --------------
  Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities--
    Depreciation and amortization.....................................       3,229,208       5,664,070       6,724,686
    Net investment gains from long-term investments...................     (10,269,641)    (33,852,073)    (24,434,401)
    Net gain on sales of leased assets................................          (1,613)       (407,436)     (3,394,352)
    Deferred tax provision (benefit)..................................       2,005,896      (1,206,194)    (26,967,633)
    Minority interest in income of subsidiaries.......................         525,934         718,651         685,105
    Changes in operating assets and liabilities--
      Customers, net..................................................      (1,264,519)    (10,030,060)      2,854,297
      Lewco Securities Corp...........................................      (2,666,093)    (24,750,289)    (38,541,879)
      Syndicate managers..............................................       4,969,031      (9,117,244)     (3,203,996)
      Income taxes receivable, net....................................      (1,176,471)      6,144,139      (4,439,132)
      Related parties and other receivables...........................         (35,496)     (1,906,869)    (13,520,519)
      Marketable trading securities, net..............................       1,194,830       1,262,314     (49,676,915)
      Compensation and benefits payable...............................       2,186,557      27,533,054      63,139,509
      Syndicate settlements...........................................      (4,764,232)     23,674,156      (6,879,034)
      Trade accounts payable..........................................       2,067,448      (1,122,673)      1,538,586
      Customer lease deposits.........................................       2,670,363      (2,191,760)       (478,603)
      Accrued expenses and other payables.............................      (1,945,820)      5,625,230      11,689,535
      Other, net......................................................         732,684        (150,606)       (765,853)
                                                                        --------------  --------------  --------------
        Total adjustments.............................................      (2,541,934)    (14,113,590)    (85,670,599)
                                                                        --------------  --------------  --------------
        Net cash and cash equivalents provided by operating
          activities..................................................      13,375,259      35,324,661       2,930,574
                                                                        --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of long-term investments..................................      (7,844,120)    (10,690,049)    (32,727,770)
  Proceeds from sales/distributions of long-term investments..........       5,432,665      15,843,334      36,222,554
  Purchases of furniture, equipment and leasehold improvements........      (2,776,824)     (3,060,061)    (11,138,680)
  Purchases of leased assets..........................................      (2,180,943)     (6,504,911)       (809,910)
  Proceeds from sales of leased assets................................        --               638,002       7,711,456
  Increase in notes receivable........................................        --              --           (10,500,000)
  Increase in lease receivables.......................................      (1,714,108)     (1,505,482)     (2,154,995)
  Payments of lease receivables.......................................       2,947,756       1,568,911       1,074,964
  Purchase of additional 17.5 percent of Guaranty Finance.............        --              --            (1,374,922)
                                                                        --------------  --------------  --------------
        Net cash and cash equivalents used in investing activities....      (6,135,574)     (3,710,256)    (13,697,303)
                                                                        --------------  --------------  --------------

                            HAMBRECHT & QUIST GROUP

             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996

                                                                             1994            1995            1996
                                                                        --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations......................................       1,100,000      19,738,066      19,732,057
  Repayments of debt obligations......................................      (5,328,968)    (18,650,861)    (25,137,973)
  Proceeds from sales of common stock and partners' capital
    contributions.....................................................       4,510,568       5,467,763      68,992,106
  Repurchases of common stock and partners' capital withdrawals.......      (5,207,687)     (5,710,336)     (4,031,157)
  Partners' capital distributions.....................................        --            (4,186,804)    (33,836,338)
  Distributions to minority member of Guaranty Finance................         (90,000)       (300,000)       (300,000)
  Investment by minority members in Transition Capital................        --              --               625,000
                                                                        --------------  --------------  --------------
        Net cash and cash equivalents provided by (used in) financing
          activities..................................................      (5,016,087)     (3,642,172)     26,043,695
                                                                        --------------  --------------  --------------
INCREASE IN CASH AND CASH EQUIVALENTS.................................       2,223,598      27,972,233      15,276,966
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........................       4,558,737       6,782,335      34,754,568
                                                                        --------------  --------------  --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR..............................  $    6,782,335  $   34,754,568  $   50,031,534
                                                                        --------------  --------------  --------------
                                                                        --------------  --------------  --------------

SCHEDULE OF SUPPLEMENTAL INFORMATION:
  Taxes paid to taxing authorities....................................  $    9,174,792  $   14,841,855  $   67,051,664
  Interest paid.......................................................       2,121,126       4,617,047       4,314,084
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  H&Q long-term investments, net, were reclassified from/(to)
    marketable securities.............................................        (656,084)      4,286,573        --
  H&Q common stock sales and LP partners' capital contributions were
    made with notes receivable from employees.........................         364,619      10,098,021      15,164,756
  H&Q common stock was issued to employees in exchange for reductions
    in compensation and benefits and taxes payable....................       1,355,290       3,055,280       7,256,604
  Reductions to LP's partners' capital were made via accruals of
    distributions payable to partners.................................       2,679,918      11,952,253        --
  Net unrealized gains (losses) on Guaranty Finance's long-term investments were recorded as increases (decreases) in equity and
    minority interest (included in other payables)....................        --             2,880,791      (3,641,069)
  H&Q California's limited partnership interest in LP was distributed to certain current and former employees in exchange for reductions
    in compensation and benefits payable..............................        --              --             4,493,971
  The Restructuring resulted in the following non cash reductions to long-term investments and stockholders' equity and partners'
    capital:
    Distribution of securities by LP to the LP Trust..................        --              --            21,665,639
    Distribution of securities by Guaranty Finance to minority
      member..........................................................        --              --             2,485,968

        The accompanying notes are an integral part of these statements.

                            HAMBRECHT & QUIST GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

1. ORGANIZATION, NATURE OF OPERATIONS AND RESTRUCTURING:

ORGANIZATION

    The financial statements include the consolidated operations of Hambrecht & Quist Group, a Delaware corporation (H&Q, Hambrecht & Quist or the Company). H&Q was formed in fiscal 1996 to be the sole parent of Hambrecht & Quist California, a California corporation (H&Q California) (formerly known as Hambrecht & Quist Group) and to succeed to the assets of Hambrecht & Quist, L.P., a California limited partnership (LP). The historical consolidated financial statements include the combined operations of H&Q California and LP (see Note 2).

    On August 8, 1996, through separate mergers (collectively, the Mergers), a newly formed subsidiary of H&Q merged with H&Q California, and LP merged with H&Q. All of the shareholders of H&Q California exchanged each of their common shares for four shares of H&Q common stock. All of the former partners of LP exchanged each of their partnership units for twenty-four shares of H&Q common stock. Subsequently, the assets and liabilities of LP were contributed by H&Q to H&Q California. The Mergers were accounted for at the respective stockholders' and partners' carrying values, which represent the entities' carrying values. The individuals' carrying values were used because each individual party to the Mergers was a promoter of H&Q and its initial public offering (under Securities and Exchange Commission accounting guidelines). No minority interest resulted from the Mergers. All references to historical number of shares and per-share amounts have been restated to reflect the effect of the four-for-one exchange of shares.

    Subsequent to the Mergers, on August 9, 1996, H&Q issued 4,025,000 new shares in an initial public offering (the Offering). The net proceeds of the Offering were $60,317,000.

NATURE OF OPERATIONS

    H&Q consolidates its wholly-owned subsidiary, H&Q California and its subsidiaries. Hambrecht & Quist California owns the following wholly-owned subsidiaries. Hambrecht & Quist L.L.C., a Delaware limited liability company (H&Q LLC), is an investment banking subsidiary and securities broker-dealer that primarily services companies and investors involved in the technology, healthcare, information services and branded consumer products industries. RvR Securities Corp., a California corporation (RvR Securities), is a registered broker-dealer serving companies with smaller capitalizations than H&Q LLC's typical underwriting clients. Hambrecht & Quist Capital Management Incorporated, a California corporation (Capital Management), is a registered investment adviser. Capital Management is the investment adviser to two publicly traded closed-end mutual funds, H&Q Healthcare Investors and H&Q Life Sciences Investors. Hambrecht & Quist Venture Partners, a California limited partnership (Venture Partners), is a venture capital fund management partnership.

    H&Q California also owns 87.5 percent and is the managing member of Hambrecht & Quist Guaranty Finance, LLC (Guaranty Finance)and Hambrecht & Quist Transition Capital, LLC (Transition Capital), both California limited liability companies. The remaining 12.5 percent minority interests are owned by each respective entities' employees and are included in accrued expenses and other payables in the consolidated financial statements. Guaranty Finance provides secured, asset-based financings that include tenant improvement and real estate leases, equipment leases, accounts receivable and inventory financing, and loan guarantees for emerging growth technology, biotechnology and healthcare companies. Transition

                            HAMBRECHT & QUIST GROUP

                               SEPTEMBER 30, 1996

1. ORGANIZATION, NATURE OF OPERATIONS AND RESTRUCTURING: (CONTINUED) Capital provides bridge loans and mezzanine financings to emerging growth companies in the same industries as Guaranty Finance's financings.

    Other affiliates of the Company are not consolidated and are accounted for on an equity basis, which approximates fair value. H&Q owns a 15 percent interest in Hambrecht & Quist Asia Pacific, Ltd., a British Virgin Islands company (Asia Pacific) (see Note 4) and has profit participation interests of 25 to 35 percent in investment funds managed by Asia Pacific. Asia Pacific provides financial advisory and fund management services in the Asia Pacific region. H&Q LLC owns approximately 20 percent of Lewco Securities Corporation, a Delaware corporation (Lewco) (see Notes 7 and 12). Lewco is a clearing broker and depository for H&Q LLC and Schroder Wertheim & Co., which owns approximately 80 percent, with two other minority owners. All expenses, net of certain revenues, are reimbursed by both owners based on the volume of transactions processed on their behalf. These costs are reported as expenses in the consolidated statement of operations. Other less significant investment and venture capital partnerships are recorded in long-term investments at their estimated fair value (see Note 2).

    Prior to its merger with H&Q, LP operated primarily as a holding partnership for certain current and prior operating affiliates of H&Q California. Such ownership of operating affiliates included a 30 percent ownership of H&Q LLC and a 70 percent ownership of Guaranty Finance. Such ownership interests were transferred to H&Q as part of the Mergers. H&Q California owned the remaining 70 percent of H&Q LLC and an entity controlled by the CEO of the Company and a third party owned the remaining 30 percent of Guaranty Finance. H&Q California was the 1 percent general partner of LP, and the same employee shareholders of H&Q California were the limited partners. As of September 30, 1995, H&Q California also owned a limited partnership interest in LP.

RESTRUCTURING

    Prior to the Mergers, H&Q California and LP significantly restructured their operations through a series of transactions and distributions (the Restructuring) designed to simplify the Company's structure. The following transactions were completed as part of the Restructuring.

    H&Q California distributed its limited partnership interest in LP to a liquidating trust (the Group Trust) benefiting certain current and former employees. The result of the distribution was a charge to compensation expense and an addition to stockholders' equity of $4,493,971, which represented the value of the limited partnership interest. Previously, such limited partnership value was eliminated in consolidation due to intercompany ownership.

    LP distributed cash and securities totaling $31,021,639 to a liquidating trust (the LP Trust) benefiting the partners of LP. The cash and securities distributed totaled $9,356,000 and $21,665,639, respectively. The securities distributed included securities held by LP and securities distributed to LP by H&Q LLC and Guaranty Finance. H&Q LLC's securities distribution included its remaining holdings of The BISYS Group, Inc. (see Note 7). Guaranty Finance also distributed $2,485,968 of securities to its minority member. All securities were distributed at their estimated fair value.

    H&Q California purchased an additional 17.5 percent interest in Guaranty Finance for $1,374,922 from the minority member. Such purchase resulted in no remaining ownership of Guaranty Finance by the Company's CEO. The purchase was accounted for as a purchase of minority interest and resulted in the recording of an immaterial amount of goodwill.

                            HAMBRECHT & QUIST GROUP

                               SEPTEMBER 30, 1996

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND COMBINATION

    All significant intercompany accounts and transactions have been eliminated in consolidation and combination. All historical financial statements and footnote disclosures represent the combined financial position and results of operations and changes in shareholders' equity and partners' capital and cash flows for H&Q California and LP.

USE OF ESTIMATES

    The preparation of these financial statements requires the use of certain estimates by management in determining the entity's assets, liabilities, revenue and expenses. The most significant estimates with regard to these financial statements relate to long-term investments, as discussed below. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand, demand deposits with banks, money market accounts and U.S. Treasury bills. Included in cash and cash equivalents are U.S. Treasury bills totaling $30,155,028 and $36,306,195 at September 30, 1995 and 1996, respectively. Cash equivalents have original maturities of 90 days or less.

SECURITIES TRANSACTIONS

    Customers' securities transactions are recorded on a settlement-date basis, with related commission income and expenses recorded on a trade-date basis. Marketable securities owned and securities sold, not yet purchased are recorded on a trade-date basis. Final underwriting settlements are recorded when received.

MARKETABLE TRADING SECURITIES

    Marketable trading securities and securities sold, not yet purchased are reported at prevailing market prices. Realized and unrealized gains and losses on marketable trading securities and securities sold, not yet purchased are included in principal transactions revenue.

LONG-TERM INVESTMENTS

    Long-term investments include marketable equity securities and nonmarketable securities (which include restricted securities of publicly traded companies, securities of private companies and investment partnership and other venture capital interests).

    H&Q and H&Q LLC own marketable equity securities and nonmarketable investments. Marketable equity securities are reported at prevailing market prices. Discounts are applied for holdings which are restricted in their disposition because they are in excess of average weekly trading volumes. Nonmarketable investments are not registered for public sale or carry restrictions on sale and are reported at estimated fair value as determined by management. Factors considered by management in valuing nonmarketable investments include the type of investment, purchase cost, marketability, restrictions on disposition, subsequent purchases of the same or similar investments by other investors, and current

                            HAMBRECHT & QUIST GROUP

                               SEPTEMBER 30, 1996

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) financial position and operating results of the investee entities. Warrants and other rights to purchase investments are valued at cost, which approximates estimated fair value. Realized and unrealized gains and losses on long-term investments owned by H&Q and H&Q LLC are included in revenues from net investment gains from long-term investments.

    Also included in long-term investments are investments owned by Guaranty Finance. Guaranty Finance primarily owns marketable equity securities. Effective October 1, 1994, Guaranty Finance adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. As required by SFAS 115, Guaranty Finance revalued its available-for-sale securities at fair value and recorded $3,049,227 as an increase to its partners' capital as of October 1, 1994. At September 30, 1996, Guaranty Finance's net unrealized loss was $760,279. H&Q's recorded portion of the net unrealized loss was $665,224 and is recorded in H&Q's stockholders' equity. Prior to October 1, 1994, Guaranty Finance recorded its long-term investments at the lower of cost or market.

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Furniture, equipment and leasehold improvements are recorded at cost. Depreciation of furniture and equipment is provided using accelerated and straight-line methods. These assets are depreciated over periods ranging from five to seven years based on estimated useful lives. Leasehold improvements are amortized over the lesser of the useful life of the improvement or the term of the lease. Expenditures for repairs and maintenance that do not significantly increase the life of the asset are charged to expense as incurred.

LEASE RECEIVABLES AND LEASED ASSETS

    Guaranty Finance leases equipment and tenant improvements under operating leases and direct financing leases. Assets leased under operating leases are recorded at cost and are included in leased assets. Depreciation of the tenant improvements is provided using accelerated methods over 15 years. Depreciation of leased equipment is provided using accelerated methods over five to seven years. Direct financing leases are included in lease receivables and are carried at the total of the future minimum lease payments less unearned income.

INCOME TAXES AND PRO FORMA INCOME TAX ADJUSTMENT

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. Under this method, the Company recognizes taxes payable or refundable for the current year and deferred tax liabilities and assets for future consequences of events that have been recognized in the Company's financial statements or tax returns.

    No provision has been made in the financial statements for income taxes related to the income of LP. Pursuant to applicable federal and state income tax regulations, all income or loss of LP is reportable by each partner directly to the taxing authority. As part of the Mergers (see Note 1), LP merged into the Company and ceased existence. For financial reporting purposes, the 1996 consolidated statement of operations includes a pro forma income tax adjustment of $17,443,418 representing taxes on LP's income as if LP's earnings were subject to income taxes at an effective tax rate of 44 percent.

                            HAMBRECHT & QUIST GROUP

                               SEPTEMBER 30, 1996

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL TRANSACTIONS

    Prior to the Offering, all of H&Q's stock transactions were recorded pursuant to the terms of the Hambrecht & Quist Shareholders' Agreement (the Agreement) which required all stock issuances and repurchases and all stock option grants to be recorded using fair market value, as determined by the Company's Board of Directors (the Board). The Board approved a formula value approximating fair market value, which resulted in transactions being recorded at premiums over the Company's net book value, as determined under generally accepted accounting principles. Under the Agreement, all selling shareholders were required to first offer their shares to the Company before seeking an independent buyer. The Company repurchased all selling shareholders' shares.

    All LP unit sales and repurchases were recorded at the partnership's fair market value, as defined in the Hambrecht & Quist Limited Partnership Agreement, using a formula value similar to H&Q's.

PARTNERS' CAPITAL DISTRIBUTIONS PAYABLE

    In accordance with the terms of the LP partnership agreement, an accrual was made for distributions to LP partners to satisfy their federal and state income tax obligations for partnership taxable income. The accrual was $10,445,367 at September 30, 1995. Accrued distributions were paid in fiscal 1996 prior to the Restructuring.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Substantially all of the Company's financial assets and liabilities are carried at market or estimated fair value or are carried at amounts that approximate current fair value because of their short-term nature. Estimates are made at a specific point in time, based on relevant market information and information about the financial instruments.

PRO FORMA EARNINGS PER SHARE

    Pro forma earnings per share is determined by dividing pro forma net income (see Income Taxes and Pro Forma Income Tax Adjustment above) by the weighted-average number of common shares, including common share equivalents, outstanding during the year. Common share equivalents consist of stock options outstanding (see Note 13). 1994 and 1995 pro forma earnings per share are not presented as they would not be meaningful.

STOCK OPTION PLANS

    The Company uses the intrinsic value method to account for stock option plans. Under this method, compensation expense is recognized for awards of options to purchase shares of common stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS 123 permits companies to adopt a new fair value based method to account for stock option plans or to continue using the intrinsic value method. If the intrinsic value method is used, information concerning the pro forma effects on net earnings and earnings per share of adopting the fair value based method is required to be presented in the notes to

                            HAMBRECHT & QUIST GROUP

                               SEPTEMBER 30, 1996

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) the financial statements. The Company intends to continue using the intrinsic value method and will provide the pro forma disclosures in its 1997 financial statements, as required by SFAS 123.

RECLASSIFICATIONS

    Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.

3. RECEIVABLES FROM AND PAYABLES TO CUSTOMERS:

    Receivables from and payables to customers include amounts due to or from customers as a result of cash and margin transactions. Securities owned by customers are held as collateral for these receivables. Such collateral is not reflected in the consolidated financial statements.

4. RECEIVABLES FROM RELATED PARTIES:

    Receivables from related parties include notes receivable from affiliates and employees, asset management fees and profit participations receivable and affiliate and employee advances.

    Notes receivable from affiliates and employees were $2,912,333 and $3,001,858 at September 30, 1995 and 1996, respectively. Such amounts include notes receivable from Asia Pacific (see Note 1) of $2,912,333 and $1,792,740, respectively. Effective June 30, 1996, H&Q entered into an agreement (the Recapitalization) with Asia Pacific to restructure all debt owed by Asia Pacific and to reduce H&Q's ownership of Asia Pacific from 50 percent to 15 percent. However, H&Q's profit participation interests in funds managed by Asia Pacific are higher than H&Q's ownership percentage (see Note 1). The debt restructuring resulted in the conversion of amounts owed into noninterest-and interest-bearing term notes. The interest rate on the interest-bearing term note is the published prime rate plus one percent which was 9.25 percent at September 30, 1996. Interest income recorded in 1996 was $70,591. Such notes must be repaid with proceeds of management fees collected by Asia Pacific from the investment funds it manages and must be repaid before January 1, 2003. The ownership reduction was accomplished through the issuance of shares in Asia Pacific to individual shareholders of Asia Pacific in consideration of $850,000. The Recapitalization stipulates that H&Q will loan Asia Pacific's shareholders the $850,000 share purchase price. As of September 30, 1996, $349,238 had been advanced under the agreement and is included in the notes receivable balance above.

    Asset management fees and profit participations receivable of $10,349,674 at September 30, 1996 (there were no amounts outstanding at September 30, 1995), include profit participations receivable of $9,831,883 from venture and investment partnerships managed by Venture Partners (see Note 1).

    Affiliate and employee advances were $428,622 and $4,578,125 at September 30, 1995 and 1996, respectively. Such amounts include temporary advances made to affiliates for operating expenses and purchases of investments. Of the amount outstanding at September 30, 1996, $2,496,138 relates to advances to affiliates, directors and employees for purchases of investments made on their behalf. Such amounts were repaid by November 26, 1996.

                            HAMBRECHT & QUIST GROUP

                               SEPTEMBER 30, 1996

5. NOTES RECEIVABLE:

    During the year ended September 30, 1996, Guaranty Finance and Transition Capital made advances in exchange for notes receivable to three investee companies. The notes bear interest at 5 to 12 percent and are secured by certain of the borrowers' tangible and intangible assets. Principal payments are due on the notes receivable as follows:

1997....................................  $  2,000,000
1998....................................     3,195,000
1999....................................     5,167,000
2000....................................       138,000
                                          ------------
        Total notes receivable..........  $ 10,500,000
                                          ------------
                                          ------------

6. MARKETABLE TRADING SECURITIES AND SECURITIES SOLD, NOT YET PURCHASED:

    At September 30, 1995 and 1996, marketable trading securities and securities sold, not yet purchased, consisted of the following:

                                                                               1995           1996
                                                                           -------------  -------------
Marketable trading securities--
  Equity securities......................................................  $  21,385,307  $  20,510,871
  Convertible bonds......................................................      3,941,812      6,537,960
  Options................................................................        897,048        119,042
  U.S. government securities.............................................       --           39,571,126
                                                                           -------------  -------------
                                                                           $  26,224,167  $  66,738,999
                                                                           -------------  -------------
                                                                           -------------  -------------
Securities sold, not yet purchased--
  Equity securities......................................................  $  24,532,549  $  14,313,068
  Convertible bonds......................................................       --            1,403,500
  Options................................................................        685,487        339,385
                                                                           -------------  -------------
                                                                           $  25,218,036  $  16,055,953
                                                                           -------------  -------------
                                                                           -------------  -------------

                            HAMBRECHT & QUIST GROUP

                               SEPTEMBER 30, 1996

7. LONG-TERM INVESTMENTS:

    At September 30, 1995 and 1996, the Company's long-term investments, at estimated fair value, consisted of the following:

                                                                                         1995           1996
                                                                                     -------------  -------------
Marketable equity securities available for sale by Guaranty Finance................  $  10,120,625  $   9,078,811
Marketable equity securities--other................................................     10,182,058     15,266,887
The BISYS Group, Inc. common stock--unrestricted...................................      6,000,000      7,650,518
                                                                                     -------------  -------------
        Total marketable investments...............................................     26,302,683     31,996,216
                                                                                     -------------  -------------
The BISYS Group, Inc. common stock--restricted.....................................     21,481,390       --
Nonmarketable securities and investment partnership interests......................     14,906,421     24,383,763
Venture Partners and affiliated venture capital funds..............................      4,790,144      9,527,910
Venture capital funds managed by others............................................      1,231,240      1,913,042
Lewco Securities--
  Equity ownership.................................................................      1,810,279      1,810,279
  Subordinated note receivable.....................................................        300,000        300,000
                                                                                     -------------  -------------
        Total nonmarketable investments............................................     44,519,474     37,934,994
                                                                                     -------------  -------------
        Total long-term investments................................................  $  70,822,157  $  69,931,210
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The cost of the Company's long-term investments at September 30, 1995 and 1996, was $50,553,437 and $52,489,136, respectively.

    Following is an analysis of the net investment gains for the years ended September 30, 1994, 1995 and 1996:

                                                                          1994           1995           1996
                                                                      -------------  -------------  -------------
Realized gains......................................................  $   5,360,747  $   3,346,270  $  24,045,279
Change in unrealized gains and losses, net..........................      4,908,894     30,505,803        389,122
                                                                      -------------  -------------  -------------
    Net investment gains from long-term investments.................  $  10,269,641  $  33,852,073  $  24,434,401
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    As of September 30, 1995, both H&Q and H&Q LLC owned shares of The BISYS Group, Inc. (BISYS) common stock (which represented approximately 6.1 percent of the total BISYS common stock outstanding at September 30, 1995). BISYS is a publicly traded company subject to the Securities Exchange Act of 1934 which requires the public filing of quarterly and annual financial statements on Form 10-Q and Form 10-K, respectively. As of September 30, 1995, H&Q owned restricted shares with a carrying value of $5,136,390 and H&Q LLC owned both restricted and unrestricted shares with carrying values of $16,345,000 and $6,000,000, respectively. During 1996, H&Q and H&Q LLC sold some of its BISYS holdings for gross proceeds of $19,437,603 and recorded realized gains of $10,971,863. H&Q LLC then distributed its remaining shares of BISYS to LP (see Note 1). Such shares were valued at $14,267,556 when distributed on August 7, 1996 and resulted in the recognition of realized gains of $6,589,963.

    As of September 30, 1996, H&Q owned shares of BISYS common stock (which represented 1.1 percent of the total BISYS common stock outstanding at September 30, 1996) with a carrying value of $7,650,518.

                            HAMBRECHT & QUIST GROUP

                               SEPTEMBER 30, 1996

7. LONG-TERM INVESTMENTS: (CONTINUED)
    Included in net investment gains are realized and unrealized gains on BISYS holdings of $5,457,500, $19,948,390 and $15,093,727 for 1994, 1995 and 1996,
respectively.

    The cost and estimated fair values of investments in marketable equity securities available for sale by Guaranty Finance at September 30, 1995 and 1996 are as follows:

                                                                                1995           1996
                                                                            -------------  -------------
Cost......................................................................  $   7,239,834  $   9,839,090
Gross unrealized gains....................................................      3,497,951        500,588
Gross unrealized losses...................................................       (617,160)    (1,260,867)
                                                                            -------------  -------------
Estimated fair value......................................................  $  10,120,625  $   9,078,811
                                                                            -------------  -------------
                                                                            -------------  -------------

    Gross proceeds, gross realized gains and gross realized losses from sales of investments in marketable equity securities available for sale by Guaranty Finance for the years ended September 30, 1995 and 1996 are as follows:

                                                                                  1995          1996
                                                                              ------------  ------------
Gross proceeds..............................................................  $  2,926,358  $  4,531,113
Gross realized gains........................................................     1,943,374     2,587,095
Gross realized losses.......................................................       (73,373)     (301,244)

8. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

    The following summarizes the Company's furniture, equipment and leasehold improvements as of September 30, 1995 and 1996:

                                                                               1995            1996
                                                                          --------------  --------------
Furniture and equipment.................................................  $   15,142,026  $   22,840,641
Leasehold improvements..................................................       4,949,524       8,479,586
Less--Accumulated depreciation and amortization.........................     (14,081,854)    (18,153,075)
                                                                          --------------  --------------
                                                                          $    6,009,696  $   13,167,152
                                                                          --------------  --------------
                                                                          --------------  --------------

    For the years ended September 30, 1994, 1995 and 1996, occupancy and equipment expense included depreciation and amortization expense on furniture, equipment and leasehold improvements of $2,052,512 and $2,358,337 and $3,873,463, respectively.

9. LEASING ACTIVITIES:

    At September 30, 1995 and 1996, lease receivables consist of direct financing capital leases with remaining terms ranging from one to six years of $3,255,635 and $4,335,668, respectively. At September 30, 1995 and 1996, lease receivables related to noncancelable operating leases are not material and are

                            HAMBRECHT & QUIST GROUP

                               SEPTEMBER 30, 1996

9. LEASING ACTIVITIES: (CONTINUED)
included in other receivables. Future minimum rentals to be received under direct financing leases and operating leases in effect at September 30, 1996, are as follows:

                                                                                DIRECT
                                                                              FINANCING    NONCANCELABLE
                                                                                LEASE        OPERATING
                                                                             RECEIVABLES      LEASES
                                                                             ------------  -------------
1997.......................................................................  $  2,151,233   $ 3,560,507
1998.......................................................................     1,429,709       417,099
1999.......................................................................       576,884       308,775
2000.......................................................................       497,550       275,940
2001.......................................................................       324,306       108,785
Thereafter.................................................................       100,121       --
                                                                             ------------  -------------
Total minimum lease payments...............................................     5,079,803   $ 4,671,106
                                                                                           -------------
                                                                                           -------------
Less--Unearned income......................................................      (744,135)
                                                                             ------------
                                                                             $  4,335,668
                                                                             ------------
                                                                             ------------

    At September 30, 1995 and 1996, leased assets subject to noncancelable operating leases consist of:

                                                                                1995           1996
                                                                            -------------  -------------
Land and building.........................................................  $   5,000,000  $    --
Equipment.................................................................      9,008,377      9,477,525
                                                                            -------------  -------------
                                                                               14,008,377      9,477,525
Less--Accumulated depreciation............................................     (4,586,715)    (6,428,474)
                                                                            -------------  -------------
                                                                            $   9,421,662  $   3,049,051
                                                                            -------------  -------------
                                                                            -------------  -------------

    The Company's depreciation expense on leased assets was $1,176,696, $3,305,733 and $2,851,223 for the years ended September 30, 1994, 1995 and 1996, respectively.

                            HAMBRECHT & QUIST GROUP

                               SEPTEMBER 30, 1996

10. DEBT OBLIGATIONS:

    Debt obligations consist of the following:

                                                                                 1995           1996
                                                                             -------------  ------------
Lines of credit--
  $12,000,000 bank line of credit (H&Q California); interest on individual advances at prime plus 0.75 percent (9 percent at September 30, 1996)
    or at LIBOR plus 2.5 percent(8.13 percent at September 30, 1996) fixed for the term of the advance; collateralized in full by marketable securities and certain customer receivables; average balance outstanding in 1995 and 1996 was $2,014,951 and $6,363,493,
    respectively; expires January 31, 1997.................................  $   3,823,790  $  8,364,822
  $20,000,000 bank line of credit (H&Q California); interest on overnight advances at the Federal funds rate plus 0.75 percent (6.75 percent at
    September 30, 1996) and on advances not to exceed seven days at LIBOR plus a negotiated spread; unsecured; no amounts drawn in 1995 or 1996;
    expires February 28, 1997..............................................       --             --
  $11,000,000 bank line of credit (Guaranty Finance); interest at prime plus 1.25 percent (9.50 percent at September 30, 1996); collateralized in full by Guaranty Finance's assets, except for cash and marketable securities; average balance outstanding in 1995 and 1996 was $2,437,917
    and $1,332,711, respectively; expires July 31, 1997....................      3,515,000       --
  Bank note payable (H&Q California); noninterest-bearing; collateralized by U.S. Treasury bills valued at $636,659 at September 30, 1995;
    $637,500 due September 30, 1996; repaid in 1996........................        637,500       --
  Bank nonrecourse loan (Guaranty Finance); interest at 9 percent, payable monthly; collateralized by land and a building leased to a customer;
    principal payments of $63,338 due beginning in 1997 through 2007;
    repaid in 1996.........................................................      5,000,000       --
  Other....................................................................        794,447       --
                                                                             -------------  ------------
                                                                             $  13,770,737  $  8,364,822
                                                                             -------------  ------------
                                                                             -------------  ------------

    The average prime rate for 1995 and 1996 was 8.68 percent and 8.39 percent, respectively.

    Interest expense on debt obligations was $932,974, $960,353 and $1,135,501 during fiscal 1994, 1995 and 1996, respectively.

                            HAMBRECHT & QUIST GROUP

                               SEPTEMBER 30, 1996

11. INCOME TAXES:

    The income tax provision consisted of the following components for the years ended September 30, 1994, 1995 and 1996:

                                                                            STATE AND
                                                             FEDERAL          CITY           TOTAL
                                                          --------------  -------------  --------------
1994--
  Current...............................................  $    5,833,636   $ 2,279,928   $    8,113,564
  Deferred..............................................       1,418,775       587,120        2,005,895
                                                          --------------  -------------  --------------
      Total.............................................  $    7,252,411   $ 2,867,048   $   10,119,459
                                                          --------------  -------------  --------------
                                                          --------------  -------------  --------------
1995--
  Current...............................................  $   15,702,697   $ 7,964,644   $   23,667,341
  Deferred..............................................      (1,152,901)      (53,293)      (1,206,194)
                                                          --------------  -------------  --------------
      Total.............................................  $   14,549,796   $ 7,911,351   $   22,461,147
                                                          --------------  -------------  --------------
                                                          --------------  -------------  --------------
1996--
  Current...............................................  $   44,972,093   $20,461,786   $   65,433,879
  Deferred..............................................     (23,048,950)   (3,918,683)     (26,967,633)
                                                          --------------  -------------  --------------
      Total.............................................  $   21,923,143   $16,543,103   $   38,466,246
                                                          --------------  -------------  --------------
                                                          --------------  -------------  --------------

    The net deferred income tax asset as of September 30, 1995 and 1996, is composed of the following:

                                                                     1995           1996
                                                                 -------------  -------------
Deferred income tax assets--
  Compensation and benefits accruals...........................  $  11,879,290  $  32,950,925
  Contingent liability accruals................................      2,043,238      3,342,271
  Depreciation and amortization................................        780,205      3,627,304
  Other........................................................       --            2,493,477
                                                                 -------------  -------------
                                                                    14,702,733     42,413,977
Deferred income tax liabilities--
  Unrealized gains on long-term investments....................     (4,074,877)    (4,818,488)
                                                                 -------------  -------------
        Net deferred income tax asset..........................  $  10,627,856  $  37,595,489
                                                                 -------------  -------------
                                                                 -------------  -------------

    There was no valuation allowance against deferred tax assets at September 30, 1995 and 1996.

                            HAMBRECHT & QUIST GROUP

                               SEPTEMBER 30, 1996

11. INCOME TAXES: (CONTINUED)
    The following is a reconciliation of the income tax expense to the amount computed by applying the federal statutory rate to income before income tax expense:

                                               1994                         1995                         1996
                                    ---------------------------  ---------------------------  ---------------------------
                                       AMOUNT          RATE         AMOUNT          RATE         AMOUNT          RATE
                                    -------------  ------------  -------------  ------------  -------------  ------------
Tax expense computed at statutory
  rate............................  $   9,112,828       35.0%    $  25,164,789       35.0%    $  44,473,597       35.0%
State and local tax provision, net
  of federal income tax benefit...      1,735,734        6.7         5,244,299        7.3        10,753,017        8.5
Nondeductible expenses............        105,543        0.4           155,164        0.2           765,470        0.6
LP income not subject to tax (Note
  2)..............................       (767,653)      (2.9)       (8,103,105)     (11.3)      (17,443,418)     (13.7)
Other, net........................        (66,993)      (0.3)         --             --             (82,420)      (0.1)
                                    -------------        ---     -------------      -----     -------------      -----
                                    $  10,119,459       38.9%    $  22,461,147       31.2%    $  38,466,246       30.3%
                                    -------------        ---     -------------      -----     -------------      -----
                                    -------------        ---     -------------      -----     -------------      -----

12. RELATED-PARTY TRANSACTIONS:

INVESTMENT TRANSACTIONS

    The Company makes investments in private companies directly and through the venture capital funds it manages. Venture Partners manages the majority of the Company's venture capital funds (see Note 1) and earns management fees and profit participation distributions (see Note 4). Included in asset management fees are management fees and profit participation distributions from venture capital funds of $2,768,287, $7,653,320 and $13,685,248 for 1994, 1995 and 1996,
respectively.

    Directors, officers and employees of H&Q or its subsidiaries may have additional interests in such private companies directly or through various affiliated venture capital or other investment entities. Such parties may also serve on the boards of directors of companies in which the Company has invested.

    Guaranty Finance provides lease financing to companies in which H&Q, its subsidiaries and its affiliates have equity investments.

OPERATING ADVANCES

    H&Q pays operating expenses on behalf of certain affiliates, primarily Asia Pacific (see Notes 1 and 4), and is reimbursed for those expenses. Operating expenses that have not yet been reimbursed are included in receivables from related parties (see Note 4).

EMPLOYEE NOTES RECEIVABLE

    In connection with sales of the Company's common stock, the Company received notes from employees, which, at September 30, 1995 and 1996, had principal balances of $7,659,714 and $13,550,503, respectively, and are treated as a reduction of stockholders' equity. These notes bear interest at rates ranging from 6 percent to 8 percent and have maturity dates ranging from 1996 through 2000.

                            HAMBRECHT & QUIST GROUP

                               SEPTEMBER 30, 1996

12. RELATED-PARTY TRANSACTIONS: (CONTINUED)
    Receivables from LP partners represent amounts due from partners, including H&Q, for their capital contributions to LP. Such amounts are recorded as a reduction of partners' capital. Receivables from LP partners were $2,232,013 at September 30, 1995. In 1996, receivables from LP partners of $8,227,753 were transferred to H&Q California and are reflected in the September 30, 1996 amounts described above.

LEWCO SECURITIES CORP.

    H&Q LLC is a co-owner of Lewco (see Note 1), a securities clearing firm that is a registered broker-dealer and member of each major stock exchange. H&Q LLC holds a subordinated note for $300,000 issued by Lewco. The interest on this note is paid quarterly at the prime rate, with the principal balance due December 31, 1999. The subordinated note receivable and H&Q LLC's investment in Lewco are carried in long-term investments (see Note 7). H&Q LLC uses Lewco, which renders its services to its owners on a cost-sharing basis, to process its securities transactions and all other related clearing services. Lewco also maintains the Company's customer and broker accounts.

    Amounts receivable from Lewco result from customer and H&Q LLC proprietary transactions. Interest on amounts receivable from Lewco is earned at a fluctuating rate (6.5 percent and 7 percent at September 30, 1995 and 1996, respectively) that generally corresponds to the broker call rate.

13. EMPLOYEE BENEFIT PLANS:

SAVINGS AND EMPLOYEE STOCK OWNERSHIP TRUST

    Under a Savings and Employee Stock Ownership Trust (or SESOT), the Company established an Employee Stock Ownership Plan (ESOP) and a profit-sharing plan
(PSP) with an employee salary deferral (or 401(k)) feature. Collectively, the ESOP and PSP are referred to as the Hambrecht & Quist Group Savings and Employee Stock Ownership Plan (the Plan or SESOP). Substantially all full-time employees of H&Q and its subsidiaries and certain affiliates are eligible to participate in the Plan.

    Under the Plan, the Company matches employees' 401(k) contributions to the PSP up to $4,000 per employee per year by making Company common stock contributions to the ESOP. The Company may also make discretionary cash contributions to the PSP. For 1994, 1995 and 1996, the Company recorded compensation expense of $1,059,812, $1,246,645 and $1,590,000, respectively, to the ESOP under the matching provision. Subsequent to September 30, 1996, the Company will issue approximately 72,000 shares of common stock to the ESOP in satisfaction of its compensation and benefits payable.

    No discretionary contributions were made to the PSP in 1994, 1995 or 1996.

    As of September 30, 1996, the ESOP owned approximately 8.5 percent of the H&Q common stock outstanding.

BONUS AND DEFERRED SALES COMPENSATION PLAN

    The Company may pay semiannual bonuses to its executives and other professional employees under the 1996 Bonus and Deferred Sales Compensation Plan (Compensation Plan). The Compensation Committee of the Board (the Committee), in its sole discretion, may offer such employees the ability to elect to receive a percentage (the Percentage) of such bonus or commission in H&Q common stock, valued at not less than 90 percent of the fair market value on the date of grant. Unless otherwise determined by

                            HAMBRECHT & QUIST GROUP

                               SEPTEMBER 30, 1996

13. EMPLOYEE BENEFIT PLANS: (CONTINUED)
the Committee, the stock vests ratably over three years following the date of grant. At the date of the bonus payment, the employee may choose to decline any offerred common stock, and instead receive cash payments equal to the Percentage over three years following the date of grant. If their employment terminates within the three year vesting period, the employee forfeits their unvested common stock or future cash payments. The 1996 Equity Plan (1996 Plan) allows for up to 2,000,000 shares of the Company's common stock to be issued in connection with the Compensation Plan.

    The Company paid semiannual bonuses in October 1996. Under the Compensation Plan, 413,045 shares valued at $7,542,202 were issued to executives and professionals effective October 1, 1996. All such amounts were included in compensation and benefits payable as of September 30, 1996.

STOCK OPTION PLANS

    The Company has three stock option plans, the 1985 Option Plan (1985 Plan), 1995 Option Plan (1995 Plan) and the 1996 Plan. Additionally, the Company has granted stock options outside the 1985, 1995 and 1996 plans.

    The Company's 1985 Plan, which provided for the granting of options to purchase 4,000,000 shares of the Company's common stock, expired September 30, 1994, except as to the options then outstanding. As of September 30, 1996, 432,800 options remain outstanding under the 1985 Plan. The Company's 1995 Plan provided for the granting of incentive options and nonqualified options to purchase 4,972,000 shares of the Company's common stock to officers, employees and directors at a price not less than 85 percent of fair market value at the date the option was granted, subject to certain limitations regarding incentive stock options. Due to the creation of the 1996 Plan, no further options will be granted under the 1995 Plan. As of September 30, 1996, 4,153,640 shares remained outstanding under the 1995 Plan. The 1996 Plan provides for the granting of incentive and nonqualified options to purchase up to 1,000,000 shares of the Company's common stock to Company employees, directors and consultants. As of September 30, 1996, no options have been granted under the 1996 Plan. Outside the 1985, 1995 and 1996 plans, 1,111,080 options have been granted to certain officers and directors. Such options were granted with an exercise price equal to fair market value (see Note 2) at the date of grant.

    Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Generally, options become exercisable over a five year period from the date of grant and expire seven years after the date of grant.

                            HAMBRECHT & QUIST GROUP

                               SEPTEMBER 30, 1996

13. EMPLOYEE BENEFIT PLANS: (CONTINUED)
    Details of stock options are as follows:

                                                                 NUMBER OF
                                                                  SHARES      EXERCISE PRICE
                                                                -----------  ----------------
Outstanding at September 30, 1993.............................    3,608,576  $2.04 - $ 3.08
  Granted.....................................................      301,216  $3.84 - $ 4.53
  Exercised...................................................     (475,516) $2.10 - $ 2.88
  Canceled....................................................      (62,000) $2.10 - $ 2.88
                                                                -----------
Outstanding at September 30, 1994.............................    3,372,276  $2.04 - $ 4.53
  Granted.....................................................      904,636  $4.60 - $ 5.54
  Exercised...................................................   (1,326,484) $2.10 - $ 2.88
  Canceled....................................................      (16,000) $2.10
                                                                -----------
Outstanding at September 30, 1995.............................    2,934,428  $2.04 - $ 5.54
  Granted.....................................................    4,530,320  $6.52 - $13.75
  Exercised...................................................   (1,609,628) $2.10 - $ 4.74
  Canceled....................................................     (157,600) $2.62 - $ 5.54
                                                                -----------
Outstanding at September 30, 1996.............................    5,697,520  $2.04 - $13.75
                                                                -----------
                                                                -----------

    Of the outstanding options at September 30, 1996, 574,400 had vested.

    In 1996, 625,988 options were granted at an exercise price below fair market value on the date of grant, resulting in a $1,165,903 charge to compensation expense.

STOCK APPRECIATION RIGHTS

    In fiscal 1994, 1995 and 1996, the Company awarded Stock Appreciation Rights
(SARs) to key employees and executives. These SARs have a service period of one year and result in additional cash compensation to the individuals based on the increase in the Company's book value during the service period to which the SARs relate. The SARs vest and are paid over three years, with immediate cancellation of vesting upon employment termination.

    Effective October 1, 1995, 2,959,520 SARs were awarded to employees for the fiscal 1996 service period. Effective March 31, 1996, modifications were made to some employees' awards. Of the 2,959,520 SARs issued for the fiscal 1996 service period, 180,000 SARs were canceled in exchange for issuances of stock and approximately 2,267,520 were revised to a six-month service period ending March 31, 1996, from a fiscal period ending September 30, 1996. The remaining SARs stay in effect with their original terms.

    Compensation expense recorded for SARs awards was $785,258, $4,210,216 and $9,461,954 for 1994, 1995 and 1996, respectively.

                            HAMBRECHT & QUIST GROUP

                               SEPTEMBER 30, 1996

13. EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The following summarizes SARs outstanding as of September 30, 1996:

                                                                    SARS AWARDS
                                                         ----------------------------------
                                                            1994        1995        1996
                                                         ----------  ----------  ----------
Initial grant..........................................   1,260,000   1,794,000   2,959,520
Canceled...............................................    (134,000)   (148,000)   (442,000)
                                                         ----------  ----------  ----------
SARs remaining.........................................   1,126,000   1,646,000   2,517,520
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------
SARs issuance price....................................  $     3.84  $     4.98  $     7.49

    The total SARs liability at September 30, 1996, included in compensation and benefits payable, will be paid out as follows:

1997....................................  $  4,048,293
1998....................................     3,623,228
1999....................................     3,186,526
                                          ------------
                                          $ 10,858,047
                                          ------------
                                          ------------

14. NET CAPITAL REQUIREMENTS:

    As a registered broker-dealer, H&Q LLC is subject to the Securities and Exchange Commission's Uniform Net Capital Rule 15c3-1 (the Rule) and the capital rules of the New York Stock Exchange, Inc., of which H&Q LLC is a member. H&Q LLC has elected to compute its net capital requirement under the "alternative" method, which requires minimum net capital to be the greater of $1,000,000 or 2 percent of aggregate debit balances arising from customers' transactions, as defined. The Rule also provides that equity capital may not be withdrawn or cash distributions paid if the resulting net capital would be less than the amounts required under the Rule. Accordingly, the payment of distributions and advances to H&Q by H&Q LLC is limited to excess net capital under the most restrictive of these requirements. At September 30, 1995 and 1996, H&Q LLC's regulatory net capital of $30,286,118 and $49,975,660, respectively, was 28 percent and 22 percent, respectively, of aggregate debit items and its net capital in excess of the minimum required was $28,191,905 and $45,489,559, respectively.

    As a registered broker-dealer, RvR Securities is also subject to the Rule. RvR Securities has also elected to compute its net capital requirement under the alternative method. RvR Securities' minimum net capital requirement is $250,000. At September 30, 1995 and 1996, RvR Securities had regulatory net capital under Rule 15c3-1 of $345,010 and $2,011,485, respectively, and its net capital in excess of the minimum required was $95,010 and $1,761,485, respectively.

                            HAMBRECHT & QUIST GROUP

                               SEPTEMBER 30, 1996

15. COMMITMENTS AND CONTINGENCIES:

    Aggregate annual rentals for office space under noncancelable operating leases are as follows:

1997....................................  $  6,092,726
1998....................................     5,536,471
1999....................................     2,095,877
2000....................................       670,939
2001....................................     1,041,452
Thereafter..............................     5,641,198
                                          ------------
                                          $ 21,078,663
                                          ------------
                                          ------------

    Certain of these leases have escalation clauses. Rental expense, net of sublease income, charged to occupancy and equipment expense for the years ended September 30, 1994, 1995 and 1996, was $3,731,112, $4,297,622 and $4,716,591,
respectively.

    Lewco conducts a stock borrow/stock lending business. On behalf of Lewco, the Company has agreed to guarantee its proportional share of secured loans resulting from this business. The Company's contingent liability relating to its net unsecured position under this indemnity agreement was $3,796,907 and $5,184,326 at September 30, 1995 and 1996, respectively.

    The Company has contingent liabilities, including contractual commitments arising in the normal course of business, the resolution of which, in management's opinion, will not have an adverse effect on the Company's financial position.

    As is the case with many firms in the securities industry, the Company is a defendant or co-defendant in a number of lawsuits that seek substantial and usually unspecified damages. These suits have arisen in the normal course of the Company's business and are incidental to the securities and investment banking business. Most of the proceedings relate to public underwritings of securities in which H&Q LLC participated as a manager, co-manager or member of the underwriting syndicate. These cases involve claims under federal and state securities laws and seek compensatory and other monetary damages. It is possible that H&Q and/or H&Q LLC may be called upon as a member of a class of defendants or under the terms of the underwriting, indemnification or other agreements to contribute to settlements or judgments arising out of these cases. The Company is contesting the complaints in all cases and believes that there are meritorious defenses in each of these lawsuits. Although the ultimate outcome of such litigation cannot be ascertained at this time, it is the opinion of the Company's management, based on discussions with counsel, that the resolution of these actions and others will not have a material adverse effect on the Company's financial statements taken as a whole.

    H&Q has indemnified certain of its officers, directors and agents, and certain of its affiliates, as permitted under California law. Under these provisions, H&Q itself is and will be subject to indemnification assertions by officers, directors, agents or certain of its affiliates who are or may become defendants in litigation that may result in the normal course of business. Although the ultimate outcome of indemnification assertions outstanding as of September 30, 1996, cannot be ascertained at this time, it is the opinion of the Company's management, based on discussions with counsel, that the resolution of these assertions will not have a material adverse effect on the Company's financial statements taken as a whole.

                            HAMBRECHT & QUIST GROUP

                               SEPTEMBER 30, 1996

16. FINANCIAL INSTRUMENTS WITH MARKET RISK AND CONCENTRATIONS OF CREDIT RISK:

    In the normal course of business, H&Q LLC enters into various financial transactions with market risk in connection with its proprietary trading activities. These transactions primarily include purchases and sales of index and equity options. H&Q LLC records its options at market value. H&Q LLC's options are primarily executed to minimize its market risk exposure of its underlying trading positions as well as to benefit from changing market conditions. All options transacted by H&Q LLC are exchange-traded in organized markets and have terms of less than one year. H&Q LLC's exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held and market volatility. Management actively monitors its market risk exposure by reviewing the effectiveness of hedging strategies and setting market risk limits. H&Q LLC's exposure to market risk is immaterial.

    In the normal course of business, H&Q LLC's customer and correspondent clearance activities involve the execution, settlement and financing of various customer securities transactions. These activities may expose H&Q LLC to off-balance-sheet credit risk in the event that the customer is unable to fulfill its contracted obligations. H&Q LLC's customer securities activities are transacted on either a cash or margin basis. In margin transactions, H&Q LLC extends credit to the customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customer's account. H&Q LLC monitors collateral and required margin levels daily and, pursuant to such guidelines, requests customers to deposit additional collateral or reduce securities positions when necessary. H&Q LLC is also exposed to credit risk when its margin accounts or a margin account is collateralized by a concentration of a particular security and when that security decreases in value.

    In addition, H&Q LLC executes and clears customer short-sale transactions. Such transactions may expose H&Q LLC to off-balance-sheet risk in the event that margin requirements are not sufficient to fully cover losses that customers may incur. In the event that the customer fails to satisfy its obligations, H&Q LLC may be required to purchase financial instruments at prevailing market prices in order to fulfill the customer's obligations.

    In accordance with industry practice, H&Q LLC records customer transactions on a settlement-date basis, which is generally three business days after trade date. H&Q LLC is therefore exposed to risk of loss on these transactions in the event of the customers' or brokers' inability to meet the terms of their contracts, in which case H&Q LLC may have to purchase or sell financial instruments at prevailing market prices. Settlement of these transactions is not expected to have a material effect on H&Q LLC's balance sheet.

    As a securities broker-dealer, H&Q LLC provides services to diverse groups of corporations and institutional and individual investors. A substantial portion of H&Q LLC's transactions is executed with and on behalf of institutional investors, including other broker-dealers, commercial banks, insurance companies, pension plans, mutual funds and other financial institutions. H&Q LLC's exposure to credit risk associated with the nonperformance of these customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets.

    As of September 30, 1996, the Company did not have significant concentrations of credit risk with any single counterparty or with any single security.

                            HAMBRECHT & QUIST GROUP

                               SEPTEMBER 30, 1996

17. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA:

    The Company is primarily engaged in a single line of business as a securities firm, which comprises several types of services, such as principal and agency transactions, underwriting and investment banking and long-term equity investing. These activities constitute a single business segment.

    The assets and revenues related to the company's foreign operations are not significant.

18. QUARTERLY DATA (UNAUDITED):

    The following table sets forth selected highlights for each of the fiscal quarters during the years ended September 30, 1995 and 1996 (dollars in thousands, except per share data):

                                                          INCOME                               PRO FORMA
                                                          BEFORE                  PRO FORMA    EARNINGS
                                              TOTAL       INCOME                     NET          PER
                                             REVENUES     TAXES     NET INCOME    INCOME(1)    SHARE(2)
                                            ----------  ----------  -----------  -----------  -----------
1995:
  First quarter...........................  $   43,743  $   15,750   $  12,354
  Second quarter..........................      43,120       9,610       6,111
  Third quarter...........................      49,824      12,884       7,969
  Fourth quarter..........................      83,336      33,655      23,004
                                            ----------  ----------  -----------
      Total year..........................  $  220,023  $   71,899   $  49,438
                                            ----------  ----------  -----------
                                            ----------  ----------  -----------
1996:
  First quarter...........................  $  107,649  $   40,302   $  26,622    $  22,569    $    1.11
  Second quarter..........................      96,853      31,631      20,960       17,713         0.86
  Third quarter...........................     107,862      34,585      22,444       19,368         0.94
  Fourth quarter..........................      77,471      20,549      18,575       11,508         0.47
                                            ----------  ----------  -----------  -----------       -----
      Total year..........................  $  389,835  $  127,067   $  88,601    $  71,158    $    3.27
                                            ----------  ----------  -----------  -----------       -----
                                            ----------  ----------  -----------  -----------       -----

------------------------

(1) Pro forma net income includes taxes on LP earnings as if LP's earnings were subject to taxes at an effective tax rate of 44 percent.

(2) The sum of the quarters' pro forma earnings per share does not equal the total year amounts due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year. 1996 earnings per share are shown pro forma based on a tax provision of 44 percent for total combined operations (see Note 2). 1995 pro forma earnings per share have not been presented as they would not be meaningful.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of December, 1996.

                                HAMBRECHT & QUIST GROUP
                                a Delaware corporation

                                By:            /s/ DANIEL H. CASE III
                                     -----------------------------------------
                                                Daniel H. Case III,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed by the following persons in the capacities and on the date indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ WILLIAM R. HAMBRECHT
------------------------------  Chairman of the Board of     December 19, 1996
    (William R. Hambrecht)        Directors

                                President, Chief Executive
    /s/ DANIEL H. CASE III        Officer and Director
------------------------------    (Principal Executive       December 19, 1996
     (Daniel H. Case III)         Officer)

    /s/ WILLIAM R. TIMKEN
------------------------------  Vice Chairman of the Board   December 19, 1996
     (William R. Timken)          of Directors

     /s/ PATRICK J. ALLEN       Chief Financial Officer
------------------------------    (Principal Financial and   December 19, 1996
      (Patrick J. Allen)          Accounting Officer)

     /s/ WILLIAM E. MAYER
------------------------------  Director                     December 19, 1996
      (William E. Mayer)

    /s/ HOWARD B. HILLMAN
------------------------------  Director                     December 19, 1996
     (Howard B. Hillman)

   /s/ EDMUND H. SHEA, JR.
------------------------------  Director                     December 19, 1996
    (Edmund H. Shea, Jr.)

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                             EXHIBIT TITLE                                            PAGE NO.
-----------  ----------------------------------------------------------------------------------------------  -----------
      10.01  Registrant's 1996 Equity Plan, as amended and restated on October 1, 1996.
      10.15  Registrant's 1996 Bonus and Deferred Sales Compensation Plan, as amended and restated on
               October 1, 1996.
      10.21  Amendment No. 3 to Master Agreement between Hambrecht & Quist L.L.C. (formerly Hambrecht &
               Quist Incorporated), Wertheim Schroder & Co. Incorporated, WSCI Limited Partnership and
               Lewco Securities Corp., effective September 30, 1996
      21.01  List of Subsidiaries of the Registrant.
      23.01  Consent of Independent Public Accountants.
      27.1   Financial Data Schedule