Form 10-Q
period 1996-12-31
HAMBRECHT & QUIST GROUP
filed 1997-01-28
CIK 1017267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
    /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934
For the quarterly period ended December 31, 1996

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
              (State or other jurisdiction                          (I.R.S. Employer Identification No.)
           of incorporation or organization)

                            ------------------------

                                ONE BUSH STREET
                        SAN FRANCISCO, CALIFORNIA 94104
          (Address of principal executive offices, including zip code)

                         ------------------------------

                                 (415) 439-3000
              (Registrant's telephone number, including area code)

                         ------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes /X/        No / /

    23,315,679 shares of Common Stock were issued and outstanding as of January 15, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            HAMBRECHT & QUIST GROUP
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements...........................................................................           3

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................................          13

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings..............................................................................          17

Item 6.     Exhibits and Reports on Form 8-K...............................................................          17

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                            HAMBRECHT & QUIST GROUP

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1996

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                   1996             1996
                                                              --------------   --------------
                                                                                (UNAUDITED)
                                           ASSETS
Cash and cash equivalents...................................  $   50,031,534   $   55,848,061
Receivables:
  Customers (net of allowance of $900,000 and $600,000,
    respectively)...........................................     168,416,287      168,544,834
  Lewco Securities Corp.....................................      80,532,188       16,268,003
  Syndicate managers........................................      12,742,898       14,496,243
  Related parties...........................................      17,929,657       15,601,987
  Notes.....................................................      10,500,000       17,100,000
  Lease.....................................................       4,335,668        3,283,992
  Income taxes..............................................         806,062        1,042,144
  Other.....................................................       1,484,820        4,678,219
Marketable trading securities, at market value..............      66,738,999       77,882,611
Long-term investments, at estimated fair value..............      69,931,210       78,182,424
Deferred income taxes.......................................      37,595,489       46,282,920
Furniture, equipment and leasehold improvements, net of
  accumulated depreciation and amortization.................      13,167,152       14,590,628
Leased assets, net of accumulated depreciation..............       3,049,051        2,591,948
Exchange memberships, at cost (market value--$1,325,000 and
  $1,386,000, respectively).................................         656,000          656,000
                                                              --------------   --------------
    Total assets............................................  $  537,917,015   $  517,050,014
                                                              --------------   --------------
                                                              --------------   --------------

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Payables:
  Customers.................................................  $  142,489,752   $  100,105,045
  Compensation and benefits.................................     100,351,165       89,750,557
  Syndicate settlements.....................................      18,530,743       17,891,932
  Income taxes payable......................................        --              9,016,217
  Trade accounts payable....................................       2,483,361        1,658,669
  Accrued expenses and other................................      22,929,770       25,343,960
Securities sold, not yet purchased, at market value.........      16,055,953        6,545,933
Debt obligations............................................       8,364,822        6,188,715
                                                              --------------   --------------
    Total liabilities.......................................     311,205,566      256,501,028
                                                              --------------   --------------
Commitments and contingencies

Stockholders' equity:
Common stock (par value $0.01 and 100,000,000 shares
  authorized as of September 30, 1996 and December 31, 1996;
  22,693,930 and 23,315,679 issued and outstanding as of
  September 30, 1996 and December 31, 1996, respectively)...         226,939          233,157
Additional paid-in capital..................................     116,643,623      127,787,738
Notes receivable from employees for purchases of common
  stock.....................................................     (13,550,503)      (7,478,142)
Retained earnings...........................................     124,056,614      139,817,938
Net unrealized gains (losses) on Guaranty Finance's
  long-term investments.....................................        (665,224)         188,295
                                                              --------------   --------------
    Total stockholders' equity..............................     226,711,449      260,548,986
                                                              --------------   --------------
    Total liabilities and stockholders' equity..............  $  537,917,015   $  517,050,014
                                                              --------------   --------------
                                                              --------------   --------------

        The accompanying notes are an integral part of these statements.

                            HAMBRECHT & QUIST GROUP

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1996

                                                                                         1995           1996
                                                                                     -------------  -------------
                                                                                             (UNAUDITED)
REVENUES:
Principal transactions.............................................................  $  21,271,258  $  28,866,574
Agency commissions.................................................................      8,204,760      9,906,699
Investment banking.................................................................     46,394,747     30,104,368
Corporate finance fees.............................................................     13,444,793     10,755,511
Net investment gains from long-term investments....................................      6,633,066      5,122,082
Other..............................................................................     12,464,887      9,839,649
                                                                                     -------------  -------------
    Total revenues.................................................................    108,413,511     94,594,883
                                                                                     -------------  -------------
EXPENSES:
Compensation and benefits..........................................................     53,544,398     47,313,854
Brokerage and clearance............................................................      3,008,160      3,645,937
Occupancy and equipment............................................................      2,133,434      3,288,197
Communications.....................................................................      2,016,783      3,166,912
Interest...........................................................................      1,010,452        923,147
Other..............................................................................      6,398,342      8,111,615
                                                                                     -------------  -------------
    Total expenses.................................................................     68,111,569     66,449,662
                                                                                     -------------  -------------
    Income before income tax provision.............................................     40,301,942     28,145,221
INCOME TAX PROVISION...............................................................     13,680,344     12,383,897
                                                                                     -------------  -------------
    Net income.....................................................................  $  26,621,598  $  15,761,324
                                                                                     -------------  -------------
                                                                                     -------------  -------------
EARNINGS PER SHARE.................................................................                 $        0.62
                                                                                                    -------------
                                                                                                    -------------
WEIGHTED AVERAGE SHARES OUTSTANDING................................................                    25,274,708
                                                                                                    -------------
                                                                                                    -------------
PRO FORMA INFORMATION:
Net income before income tax adjustment............................................  $  26,621,598
Income tax adjustment..............................................................     (4,052,510)
                                                                                     -------------
    Pro forma net income...........................................................  $  22,569,088
                                                                                     -------------
                                                                                     -------------
Pro forma earnings per share.......................................................  $        1.11
                                                                                     -------------
                                                                                     -------------
Pro forma weighted average shares outstanding......................................     20,265,661
                                                                                     -------------
                                                                                     -------------

        The accompanying notes are an integral part of these statements.

              HAMBRECHT & QUIST GROUP AND HAMBRECHT & QUIST, L.P.
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                               PARTNERS' CAPITAL
 FOR THE YEAR ENDED SEPTEMBER 30, 1996 AND THE THREE MONTHS ENDED DECEMBER 31,
                                      1996

                                                                       HAMBRECHT & QUIST GROUP
                                      -----------------------------------------------------------------------------------------
                                        NUMBER                  ADDITIONAL
                                       OF COMMON     COMMON       PAID-IN       NOTES      RETAINED    UNREALIZED    SUBTOTAL
                                        SHARES        STOCK       CAPITAL    RECEIVABLE    EARNINGS    GAINS, NET    H&Q GROUP
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, SEPTEMBER 30, 1995.........  14,609,188   $25,412,585  $            $(7,659,714) $72,205,112   $           $89,957,983
Sales of common stock or partners'
  capital additions.................   2,080,348    11,994,895                (7,831,585)     --                      4,163,310
Reductions of notes received for
  purchases of common stock.........      --           --                      8,981,733      --                      8,981,733
Repurchases of common stock or
  partners' capital withdrawals.....    (608,368)   (2,201,212)                  --        (1,409,601)               (3,610,813)
Distribution of LP interest to Group
  Trust.............................      --           --                        --         4,493,971                 4,493,971
Transfer of LP notes receivable to
  H&Q...............................      --           --                     (8,227,753)     --                     (8,227,753)
Net income through August 7, 1996...      --           --                        --        33,688,550                33,688,550
Partners' capital distributions
  payable...........................      --           --                        --           --                        --
Partners' capital distributions.....      --           --                        --           --                        --
Change in net unrealized gains......      --           --                        --           --                        --
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance, August 7, 1996.............  16,081,168    35,206,268               (14,737,319) 108,978,032               129,446,981
Distribution of cash and securities
  to LP Trust.......................      --           --                        --           --                        --
Merger between H&Q and LP...........   2,587,762   (35,019,579)  56,366,873      --           --         (557,280)   20,790,014
Purchase of additional interest in
  Guaranty Finance..................      --           --           --           --           --         (136,410)     (136,410)
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance, August 8, 1996.............  18,668,930       186,689   56,366,873  (14,737,319) 108,978,032    (693,690)  150,100,585
Sale of common stock in initial
  public offering plus net
  underwriting revenue of
  $425,000..........................   4,025,000        40,250   60,276,750      --           --           --        60,317,000
Reductions of notes received for
  purchases of common stock.........      --           --           --         1,186,816      --           --         1,186,816
Net income from August 8 to
  September 30, 1996................      --           --           --           --        15,078,582      --        15,078,582
Change in net unrealized losses.....      --           --           --           --           --           28,466        28,466
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, SEPTEMBER 30, 1996.........  22,693,930       226,939  116,643,623  (13,550,503) 124,056,614    (665,224)  226,711,449
Sales of common stock...............     621,749         6,218   11,144,115     (289,035)     --           --        10,861,298
Reductions of notes received for
  purchases of common stock.........      --           --           --         6,361,396      --           --         6,361,396
Net income..........................      --           --           --           --        15,761,324      --        15,761,324
Change in net unrealized gains......      --           --           --           --           --          853,519       853,519
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 1996..........  23,315,679   $   233,157  $127,787,738 $(7,478,142) $139,817,938  $ 188,295   $260,548,986
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------

                                                         HAMBRECHT & QUIST, L.P.
                                      --------------------------------------------------------------

                                       PARTNERS'     NOTES     DISTRIBUTIONS UNREALIZED   SUBTOTAL
                                        CAPITAL    RECEIVABLE    PAYABLE     GAINS, NET    H&Q LP        TOTAL
                                      -----------  ----------  ------------  ----------  -----------  -----------
BALANCE, SEPTEMBER 30, 1995.........  $26,194,002  $(2,232,013) ($10,445,367) $1,987,478 $15,504,100  $105,462,083
Sales of common stock or partners'
  capital additions.................    7,595,591  (7,333,171)      --           --          262,420    4,425,730
Reductions of notes received for
  purchases of common stock.........      --        1,337,431       --           --        1,337,431   10,319,164
Repurchases of common stock or
  partners' capital withdrawals.....     (420,344)     --           --           --         (420,344)  (4,031,157)
Distribution of LP interest to Group
  Trust.............................      --           --           --           --          --         4,493,971
Transfer of LP notes receivable to
  H&Q...............................      --        8,227,753       --           --        8,227,753      --
Net income through August 7, 1996...   39,834,040      --           --           --       39,834,040   73,522,590
Partners' capital distributions
  payable...........................      --           --      (14,034,971)      --      (14,034,971) (14,034,971)
Partners' capital distributions.....  (24,480,338)     --       24,480,338       --          --           --
Change in net unrealized gains......      --           --           --        1,101,224    1,101,224    1,101,224
                                      -----------  ----------  ------------  ----------  -----------  -----------
Balance, August 7, 1996.............   48,722,951      --           --        3,088,702   51,811,653  181,258,634
Distribution of cash and securities
  to LP Trust.......................  (27,375,657)     --           --       (3,645,982) (31,021,639) (31,021,639)
Merger between H&Q and LP...........  (21,347,294)     --           --          557,280  (20,790,014)     --
Purchase of additional interest in
  Guaranty Finance..................      --           --           --           --          --          (136,410)
                                      -----------  ----------  ------------  ----------  -----------  -----------
Balance, August 8, 1996.............      --           --           --           --          --       150,100,585
Sale of common stock in initial
  public offering plus net
  underwriting revenue of
  $425,000..........................                                                                   60,317,000
Reductions of notes received for
  purchases of common stock.........                                                                    1,186,816
Net income from August 8 to
  September 30, 1996................                                                                   15,078,582
Change in net unrealized losses.....                                                                       28,466
                                      -----------  ----------  ------------  ----------  -----------  -----------
BALANCE, SEPTEMBER 30, 1996.........      --           --           --           --          --       226,711,449
Sales of common stock...............                                                                   10,861,298
Reductions of notes received for
  purchases of common stock.........                                                                    6,361,396
Net income..........................                                                                   15,761,324
Change in net unrealized gains......                                                                      853,519
                                      -----------  ----------  ------------  ----------  -----------  -----------
BALANCE, DECEMBER 31, 1996..........  $   --       $   --       $   --       $   --      $   --       $260,548,986
                                      -----------  ----------  ------------  ----------  -----------  -----------
                                      -----------  ----------  ------------  ----------  -----------  -----------

        The accompanying notes are an integral part of these statements.

                            HAMBRECHT & QUIST GROUP

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1996

                                                                                         1995           1996
                                                                                     -------------  -------------
                                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES...............................................  $  (3,057,034) $  14,512,675
                                                                                     -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of long-term investments.................................................     (2,107,408)   (12,685,174)
Proceeds from sales/distributions of long-term investments.........................      8,063,759     10,508,207
Purchases of furniture, equipment and leasehold improvements.......................     (1,100,806)    (2,696,571)
Increases in notes receivable......................................................       --           (6,600,000)
(Increases) decreases in lease receivables.........................................        (93,926)       379,206
Other, net.........................................................................          1,695       (118,423)
                                                                                     -------------  -------------
  Net cash and cash equivalents provided by (used in) investing activities.........      4,763,314    (11,212,755)
                                                                                     -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt obligations.....................................................      2,675,985      2,655,892
Repayments of debt obligations.....................................................     (6,902,123)    (4,832,000)
Proceeds from sales of common stock and partners' capital contributions............        440,519      4,692,715
Partners' capital distributions....................................................     (5,011,814)      --
                                                                                     -------------  -------------
  Net cash and cash equivalents provided by (used in) financing activities.........     (8,797,433)     2,516,607
                                                                                     -------------  -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................................     (7,091,153)     5,816,527
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................     34,754,568     50,031,534
                                                                                     -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................  $  27,663,415  $  55,848,061
                                                                                     -------------  -------------
                                                                                     -------------  -------------

        The accompanying notes are an integral part of these statements.

                            HAMBRECHT & QUIST GROUP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

                                  (UNAUDITED)

1. BASIS OF PRESENTATION:

    The condensed consolidated financial statements include Hambrecht & Quist Group and its subsidiaries ("H&Q" or the "Company"). H&Q was formed in August 1996 to be the sole parent of Hambrecht & Quist California, a California corporation (formerly known as Hambrecht & Quist Group)("H&Q California") and to succeed to the assets of Hambrecht & Quist, L.P., a California limited partnership ("LP"). The historical condensed consolidated financial statements include the combined operations of H&Q California and LP. Refer to Note 1 of the consolidated financial statements as of and for the year ended September 30, 1996 ("1996 Consolidated Financial Statements") for a detailed description of the Company's organizational structure, including the effects of the restructuring transactions (the "Restructuring") completed in August 1996. Such 1996 Consolidated Financial Statements are included on Form 10-K filed by the Company under the Securities Exchange Act of 1934.

    The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the accompanying condensed financial statements should be read in conjunction with the 1996 Consolidated Financial Statements and related notes thereto. Any capitalized terms used but not defined have the same meaning given to them in the 1996 Consolidated Financial Statements.

    The preparation of financial statements requires the use of certain estimates by management in determining the entity's assets, liabilities, revenue and expenses. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

    The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at December 31, 1996, and the results of operations and cash flows for the three months ended December 31, 1995 and 1996.

2. PRO FORMA INCOME TAX ADJUSTMENT AND PRO FORMA EARNINGS PER SHARE:

PRO FORMA INCOME TAX ADJUSTMENT

    For the three month period ended December 31, 1995, no provision was made in the financial statements for income taxes related to the income of LP. Pursuant to applicable federal and state income tax regulations, all income or loss of LP was reportable by each partner directly to the taxing authority. As part of the Restructuring (see Note 1), LP merged into the Company and ceased to exist. For financial reporting purposes, the 1995 condensed consolidated statement of operations includes a pro forma income tax adjustment of $4,052,510 representing taxes on LP's income as if LP's earnings were subject to income taxes at an effective tax rate of 44 percent.

PRO FORMA EARNINGS PER SHARE

    Pro forma earnings per share is determined by dividing pro forma net income by the weighted-average number of common shares, including common share equivalents, outstanding during the year.

                            HAMBRECHT & QUIST GROUP

                               DECEMBER 31, 1996

                                  (UNAUDITED)

3. RECEIVABLES FROM RELATED PARTIES:

    Notes receivable from related parties and employees were $3,001,858 and $3,341,681 at September 30, 1996 and December 31, 1996, respectively. Such amounts include notes receivable from Asia Pacific of $1,792,740.

    Asset management fees and profit participations receivable of $10,349,674 and $6,681,832 at September 30, 1996 and December 31, 1996, respectively, include profit participations receivable of $9,831,883 and $6,031,893, respectively from venture and investment partnerships managed by Venture Partners.

    Related party and employee advances were $4,578,125 and $5,578,474 at September 30, 1996 and December 31, 1996, respectively. Such amounts include temporary advances made to affiliates for operating expenses and purchases of investments. Of the amount outstanding at December 31, 1996, $3,299,529 relates to advances to related parties, directors and employees for purchases of investments made on their behalf. Such amounts are repaid within 30 days.

4. MARKETABLE TRADING SECURITIES AND SECURITIES SOLD, NOT YET PURCHASED:

    At September 30, 1996 and December 31, 1996, marketable trading securities and securities sold, not yet purchased, consisted of the following:

                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                     1996           1996
                                                                 -------------  -------------
Marketable trading securities--
  Equity securities............................................  $  20,510,871  $  25,668,967
  Convertible bonds............................................      6,537,960      2,059,375
  Options......................................................        119,042        754,694
  U.S. government securities...................................     39,571,126     49,399,575
                                                                 -------------  -------------
                                                                 $  66,738,999  $  77,882,611
                                                                 -------------  -------------
                                                                 -------------  -------------
Securities sold, not yet purchased--
  Equity securities............................................  $  14,313,068  $   5,835,012
  Convertible bonds............................................      1,403,500       --
  Options......................................................        339,385        710,921
                                                                 -------------  -------------
                                                                 $  16,055,953  $   6,545,933
                                                                 -------------  -------------
                                                                 -------------  -------------

                            HAMBRECHT & QUIST GROUP

                               DECEMBER 31, 1996

                                  (UNAUDITED)

5. LONG-TERM INVESTMENTS:
    At September 30, 1996 and December 31, 1996, the Company's long-term investments, at estimated fair value, consisted of the following:

                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                     1996           1996
                                                                 -------------  -------------
Marketable equity securities available for sale by Guaranty
  Finance......................................................  $   9,078,811  $  12,097,819
Marketable equity securities--other............................     15,266,887     14,793,943
The BISYS Group, Inc. common stock--unrestricted...............      7,650,518      8,763,376
                                                                 -------------  -------------
    Total marketable investments...............................     31,996,216     35,655,138
                                                                 -------------  -------------
Nonmarketable securities and investment partnership
  interests....................................................     24,383,763     28,675,842
Venture Partners and affiliated venture capital funds..........      9,527,910      9,726,580
Venture capital funds managed by others........................      1,913,042      2,014,585
Lewco Securities...............................................      2,110,279      2,110,279
                                                                 -------------  -------------
    Total nonmarketable investments............................     37,934,994     42,527,286
                                                                 -------------  -------------
    Total long-term investments................................  $  69,931,210  $  78,182,424
                                                                 -------------  -------------
                                                                 -------------  -------------

    The cost of the Company's long-term investments at September 30, 1996 and December 31, 1996, was $52,489,136 and $58,567,167, respectively.
    Following is an analysis of the net investment gains for the periods ended December 31, 1995 and 1996:

                                                                        1995          1996
                                                                    ------------  ------------
Realized gains....................................................  $  3,300,628  $  3,924,549
Change in unrealized gains and losses, net........................     3,332,438     1,197,533
                                                                    ------------  ------------
    Net investment gains from long-term investments...............  $  6,633,066  $  5,122,082
                                                                    ------------  ------------
                                                                    ------------  ------------

    Included in net investment gains are realized and unrealized gains on BISYS holdings of $3,102,260 and $1,112,858 for the periods ended December 31, 1995 and 1996, respectively.
    The cost and estimated fair values of investments in marketable equity securities available for sale by Guaranty Finance at September 30, 1996 and December 31, 1996 are as follows:

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1996           1996
                                                                  -------------  -------------
Cost............................................................   $ 9,839,090   $  11,882,648
Gross unrealized gains..........................................       500,588       1,081,701
Gross unrealized losses.........................................    (1,260,867)       (866,530)
                                                                  -------------  -------------
Estimated fair value............................................   $ 9,078,811   $  12,097,819
                                                                  -------------  -------------
                                                                  -------------  -------------

                            HAMBRECHT & QUIST GROUP

                               DECEMBER 31, 1996

                                  (UNAUDITED)

    Gross proceeds, gross realized gains and gross realized losses from sales of investments in marketable equity securities available for sale by Guaranty Finance for the periods ended December 31, 1995 and 1996 are as follows:

                                                                           1995        1996
                                                                         ---------  ----------
Gross proceeds.........................................................  $  48,250  $  263,546
Gross realized gains...................................................     48,008      72,831
Gross realized losses..................................................     --          --

6. RELATED-PARTY TRANSACTIONS:

    Included in other revenues are management fees and profit participation distributions from venture capital funds of $8,335,642 and $3,259,324 for the periods ended December 31, 1995 and 1996, respectively.

7. EMPLOYEE BENEFIT PLANS:

SAVINGS AND EMPLOYEE STOCK OWNERSHIP TRUST

    In December 1996, the Company issued 66,977 shares of common stock valued at $1,414,889 to the ESOP in satisfaction of its compensation and benefits payable.

    As of December 31, 1996, the ESOP owned approximately 8.5 percent of the H&Q common stock outstanding.

BONUS AND DEFERRED SALES COMPENSATION PLAN

    The Company paid semiannual bonuses in October 1996. Under the Compensation Plan, 385,422 shares valued at $7,339,761 were issued to executives and professionals effective October 1, 1996. All such amounts were included in compensation and benefits payable as of September 30, 1996.

STOCK OPTION PLANS

    Details of stock options are as follows:

                                                                   NUMBER
                                                                  OF SHARES   EXERCISE PRICE
                                                                 -----------  ---------------
Outstanding at September 30, 1995..............................    2,934,428   $ 2.04-$ 5.54
  Granted......................................................    4,530,320   $ 6.52-$13.75
  Exercised....................................................   (1,609,628)  $ 2.10-$ 4.74
  Canceled.....................................................     (157,600)  $ 2.62-$ 5.54
                                                                 -----------
Outstanding at September 30, 1996..............................    5,697,520   $ 2.04-$13.75
  Granted......................................................       75,600   $19.75-$24.00
  Exercised....................................................     (117,200)  $ 2.62-$ 4.60
  Canceled.....................................................      (62,284)  $ 5.54-$ 8.38
                                                                 -----------
Outstanding at December 31, 1996...............................    5,593,636   $ 2.04-$24.00
                                                                 -----------
                                                                 -----------

    Of the outstanding options at December 31, 1996, 574,400 had vested.

                            HAMBRECHT & QUIST GROUP

                               DECEMBER 31, 1996

                                  (UNAUDITED)

STOCK APPRECIATION RIGHTS

    Compensation expense recorded for SARs awards was $3,879,000 for the period ended December 31, 1995. No SARs were awarded for the 1997 fiscal year.

    The total SARs liability at December 31, 1996, included in compensation and benefits payable, will be paid out as follows:

1997...........................................................  $4,048,293
1998...........................................................   3,623,228
1999...........................................................   3,186,526
                                                                 ----------
                                                                 $10,858,047
                                                                 ----------
                                                                 ----------

    The 1997 payment was made on January 15, 1997.

8. NET CAPITAL REQUIREMENTS:

    At September 30, 1996 and December 31, 1996, H&Q LLC's regulatory net capital of $49,975,660 and $83,722,775, respectively, was 22 percent and 53 percent, respectively, of aggregate debit items and its net capital in excess of the minimum required was $45,489,559 and $80,552,219, respectively.

    At September 30, 1996 and December 31, 1996, RvR Securities had regulatory net capital under Rule 15c3-1 of $2,011,485 and $1,716,564, respectively, and its net capital in excess of the minimum required was $1,761,485 and $1,466,564, respectively.

9. COMMITMENTS AND CONTINGENCIES:

    Lewco conducts a stock borrow/stock lending business. On behalf of Lewco, the Company has agreed to guarantee its proportional share of secured loans resulting from this business. The Company's contingent liability relating to its net unsecured position under this indemnity agreement was $5,184,326 and $5,373,860 at September 30, 1996 and December 31, 1996, respectively.

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

                            HAMBRECHT & QUIST GROUP

                               DECEMBER 31, 1996

                                  (UNAUDITED)

    H&Q has indemnified certain of its officers, directors and agents, and certain of its affiliates, as permitted under applicable law. Under these provisions, H&Q itself is and will be subject to indemnification assertions by officers, directors, agents or certain of its affiliates who are or may become defendants in litigation that may result in the normal course of business. Although the ultimate outcome of indemnification assertions outstanding as of December 31, 1996 cannot be ascertained at this time, it is the opinion of the Company's management, based on discussions with counsel, that the resolution of these assertions will not have a material adverse effect on the Company's financial statements taken as a whole.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE STATEMENTS IN THIS QUARTERLY REPORT THAT RELATE TO FUTURE PLANS, EVENTS, OR PERFORMANCE ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE RELATING TO INTERNATIONAL EXPANSION PLANS AND THE COMPANY'S PRINCIPAL INVESTMENT ACTIVITY STRATEGY. ACTUAL RESULTS MIGHT DIFFER MATERIALLY DUE TO A VARIETY OF IMPORTANT FACTORS. THESE FACTORS INVOLVE RISKS AND UNCERTAINTIES RELATING TO, AMONG OTHER THINGS, GENERAL ECONOMIC AND MARKET CONDITIONS, CHANGES IN INTEREST RATES, STOCK MARKET PRICES AND MUTUAL FUND CASH INFLOWS OR OUTFLOWS, CHANGES IN TECHNOLOGY AND HEALTHCARE INDUSTRIES AND OTHER INDUSTRIES IN WHICH THE COMPANY IS ACTIVE, CHANGES IN DEMAND FOR INVESTMENT BANKING AND SECURITIES BROKERAGE SERVICES, COMPETITIVE CONDITIONS WITHIN THE SECURITIES INDUSTRY, THE COMPANY'S ABILITY TO RECRUIT AND RETAIN KEY EMPLOYEES, CHANGES IN SECURITIES AND BANKING LAWS AND REGULATIONS, TRADING AND PRINCIPAL INVESTMENT ACTIVITIES, LITIGATION AND OTHER FACTORS DISCUSSED BELOW IN "OVERVIEW" AND IN THE COMPANY'S 1996 ANNUAL REPORT ON FORM 10-K (THE "FORM 10-K").

    THE FOLLOWING ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HAMBRECHT & QUIST GROUP AND SUBSIDIARIES SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE HEREIN, AND WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION INCLUDED IN THE COMPANY'S FORM 10-K.

OVERVIEW

    Hambrecht & Quist Group ("H&Q" or the "Company") is a holding company for Hambrecht & Quist California ("H&Q California") whose primary subsidiary, Hambrecht & Quist L.L.C. ("H&Q LLC"), is a wholly owned investment banking firm and securities broker-dealer. H&Q California's other subsidiaries and affiliates are engaged in investment banking, venture capital fund management, investment advisory and lease and other asset-based financing.

EFFECTS OF MARKET CONDITIONS

    The Company's business depends to a substantial extent on the market for public equity offerings by emerging growth companies, particularly companies in the technology and healthcare industries. These markets are affected by general economic and market conditions, including fluctuations in interest rates, the volume and price levels of securities and the flow of investor funds into and out of equity mutual funds, and by factors that apply to particular industries, such as technological advances and changes in the regulatory environment. Substantial fluctuations can occur in the Company's operating results due to these factors and other factors. In periods of reduced market activity, profitability is likely to be adversely affected. Accordingly, net earnings for any period should not be considered representative of any other period.

    For example, despite the overall increase in market activity during fiscal 1996 and generally favorable market conditions continuing into the first fiscal quarter of 1997, the market for equity securities in general, and for companies in the industries on which the Company focuses in particular, experienced a significant decline during the fourth fiscal quarter of 1996. This market decline had, and any future similar market decline will have, an adverse effect on the Company's operating results. Substantial fluctuations can occur in the Company's operating results due to the factors discussed above. As a result, there can be no assurance that operating results for any future period will be comparable to those attained in corresponding prior periods.

EFFECTS OF COMPANY FACTORS AND GROWTH STRATEGIES

    Over the past several years, and increasingly in the past year, the Company has experienced significant growth in the scope of its business activities and the number of its employees. Such growth has resulted in and will continue to result in increases in the Company's fixed expenses.

    The scope of the Company's business activities has increased and will continue to increase to include a significantly higher level of principal investment activities, as more fully described below in "Effects of Principal Investment Activities", new business activities, such as the formation in fiscal 1996 of Transition

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital, and increased emphasis on building existing operations, such as the Executive Financial Services group and the Company's international operations. There can be no assurance that the Company will be successful in increasing the scope of its business activities, including international operations, or that any action taken to develop such operations will not have an adverse effect on the Company's existing operations.

    The number of employees has increased significantly from both the increased scope of business activities and the growth of existing operations. This employee growth has increased fixed expenses associated with compensation and benefits costs, occupancy and equipment costs and communications costs. Such fixed expenses are expected to grow in the future. Any failure to effectively manage the Company's growth through the investment in management personnel, financial and management systems and controls, and facilities could have an adverse affect on the Company's operations.

EFFECTS OF PRINCIPAL INVESTMENT ACTIVITIES

    The Company makes principal investments for strategic purposes and financial returns. As part of the Company's principal investment activities, it purchases equity and debt securities or makes commitments to purchase such securities from public and private companies. Such investments may involve substantial amounts of capital and significant exposure to any one company or business, as well as market, credit and liquidity risks. During the quarter ended December 31, 1996, the Company purchased $12.7 million in principal investments. This level of investment activity has increased compared to prior periods. The Company expects to maintain an increased level of principal investment in subsequent quarters through direct investments in public and private companies, investments in funds managed by the Company or by investment management entities in which the Company has an interest, investments in other special situation funds managed by outside fund managers and investments in joint ventures. However, there can be no assurance that the level and quality of potential investment opportunities made available to the Company will be sufficient to support such increased level of principal investing or that any of such investments will achieve a level of financial performance consistent with the Company's objectives.

    The Company accounts for its marketable investments in public companies at prevailing market prices, less discounts for illiquid or restricted holdings. The Company accounts for its nonmarketable investments in private companies at estimated fair value as determined by management of the Company. Such marketable and nonmarketable investments are presented in the Company's balance sheets as long-term investments. At September 30, 1996 and December 31, 1996, the Company's long-term investments totaled $69.9 million and $78.2 million, respectively. Changes in unrealized appreciation arising from changes in prevailing market prices or fair value or gains and losses upon realization are reflected in the Company's statements of operations as net investment gains. For the quarters ended December 31, 1995 and 1996, net investment gains totaled $6.6 million and $5.1 million, respectively.

    Principal investing activities, which have historically been a significant contributor to the Company's revenues and earnings, are not predictable and do not necessarily correlate with general market conditions. These results, which in any reporting period may be influenced by a limited number of investments and transactions, can vary widely from year to year and quarter to quarter.

RESTRUCTURING(1)

    H&Q California succeeded in January 1983 to the business of Hambrecht & Quist, a partnership formed in 1968. Between January 1983 and November 1993, H&Q California conducted, either directly or through subsidiaries or affiliates, all of the Company's activities. Hambrecht & Quist, L.P. ("LP") was

------------------------

(1) Refer to Note 1 of Notes to the 1996 Annual Consolidated Financial Statements, as included in the Company's Form 10-K, for a detailed description of the Company's organizational structure, including the effects of the restructuring transactions completed in August 1996 (the "Restructuring").

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

formed in November 1993 for the purpose of owning and managing investments in certain operating affiliates.

    On August 8, 1996, the Company effected a series of restructuring transactions (the "Restructuring"), pursuant to which, among other things, (i) LP transferred cash and assets totaling $31.0 million to a liquidating trust for the benefit of LP's partners, (ii) Guaranty Finance distributed assets whose book value was approximately $2.5 million to its equity owners other than LP,
(iii) LP and H&Q California entered into separate merger transactions, pursuant to which LP was merged into the Company and H&Q California became a wholly owned subsidiary of the Company, and (iv) the equity holders of H&Q California and LP became owners of shares of the Company's common stock.

RESULTS OF OPERATIONS

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1997

    REVENUES. Total revenues for the quarter ended December 31, 1996 decreased 13% from $108.4 million for the quarter ended December 31, 1995 to $94.6 million for the quarter ended December 31, 1996.

    Principal transactions revenue increased 36% from $21.2 million to $28.9 million. This increase was due to increases in Nasdaq and listed market activity and expansion of the Company's equity sales and trading capabilities.

    Agency commissions increased 21% from $8.2 million to $9.9 million. This increase was due to the expansion of the Company's institutional listed equity business and an increase in both the number and average production of brokers in the Executive Financial Services group.

    Investment banking revenue decreased 35% from $46.4 million to $30.1 million, and decreased as a percentage of revenues from 43% to 32%. The Company managed or co-managed 40 public offerings during the first quarter of fiscal 1996 compared to 30 during the first quarter of fiscal 1997.

    Corporate finance fees decreased 20% from $13.4 million to $10.8 million. While the number of transactions completed in each of the first quarters of 1996 and 1997 was the same, the average size of the advisory fees collected in 1996 was larger.

    Net investment gains for the quarter decreased 23% from $6.6 million to $5.1 million. Net investment gains include realized and unrealized gains on the Company's investment in BISYS of $3,102,260 for the quarter ended December 31, 1995 and $1,112,858 for the quarter ended December 31, 1996.

    Other revenues decreased 21% from $12.5 million to $9.8 million. The decrease was due primarily to a decrease in profit participation distributions from venture funds managed by the Company.

    EXPENSES. Total expenses for the quarter ended December 31, 1996 decreased 2% from $68.1 million for the quarter ended December 31, 1995 to $66.4 million for the quarter ended December 31, 1996.

    Compensation and benefits expense decreased 12% from $53.5 million to $47.3 million. The decrease was due primarily to lower bonus expenses accrued on lower revenues. Compensation and benefits expense as a percentage of total revenues increased slightly from 49% to 50%. Average employee headcount was 517 in the first quarter of fiscal 1996 compared to 707 in the first quarter of fiscal 1997.

    Brokerage and clearance expense increased 21% from $3.0 million to $3.6 million. The percentage increase is primarily attributable to corresponding increases in principal transactions revenue and agency commissions.

    Occupancy and equipment expense increased 54% from $2.1 million to $3.3 million as a result of increases in depreciation expense related to computer and telecommunication equipment upgrades and procurements for new employees and increases in rent expense for additional office space leased principally in San Francisco.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Communications expense increased 57% from $2.0 million to $3.2 million. This increase was due to increases in telecommunications expenses resulting from the hiring of additional employees, especially those in remote offices.

    Interest expense decreased 9% from $1.0 million to $900,000. This decrease related primarily to lower average borrowings outstanding during the quarter ended December 31, 1996.

    Other expenses increased 27% from $6.4 million to $8.1 million. This increase was due to increases in professional services fees and increases in travel, entertainment and conference expenses.

    INCOME TAX PROVISION. The Company's effective income tax rate was 34% in the first quarter of fiscal 1996 and increased to 44% in the first quarter of fiscal 1997. The Company's effective income tax rate in the 1996 fiscal period was less than the combined federal and state statutory income tax rates because LP was not subject to corporate federal or state income tax. The Company's higher effective tax rate in the 1997 fiscal period results from the effects of the Restructuring. Subsequent to the Restructuring, all Company income is subject to corporate federal and state income tax. The pro forma income tax adjustment in the first quarter of fiscal 1996 was determined assuming that all of the Company's combined operations had been subject to corporate federal and state income tax.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically satisfied its funding needs with its own capital resources, consisting almost entirely of internally generated retained earnings and capital raised from the sale of its common stock to employee stockholders and the public through its initial public offering. As of December 31, 1996, H&Q LLC had liquid assets consisting primarily of cash and cash equivalents of $55.8 million and receivables of $16.3 million from Lewco Securities Corp. ("Lewco"), its clearing affiliate. The cash equivalents consisted primarily of United States Treasury bills with maturities of 90 days or less. As of December 31, 1996, the Company had a bank line of credit expiring on January 31, 1997 in the amount of $12.0 million, with a balance of $4.8 million outstanding and Guaranty Finance had a bank line of credit of $11.0 million with balance of $1.4 million outstanding. While the Company has not required additional bank financing during the past several years, it has in place a commitment expiring February 28, 1997 for a $20.0 million line of credit agreement with a commercial bank. The Company anticipates renewing or replacing these bank lines of credit.

    The Company's consolidated balance sheet reflects the Company's relatively unleveraged financial position. The ratio of assets to equity as of December 31, 1996 was approximately 2.0:1. The Company's principal assets consist of receivables from customers and Lewco, securities held for trading purposes, short-term investments and securities held for investment purposes. Substantially all of the Company's receivables are secured by customer securities or security transactions in the process of settlement. Securities held for trading purposes are actively traded and readily marketable. As of December 31, 1996, securities held for trading purposes include United States Treasury securities totaling $49.4 million with maturities ranging from ninety days to two years. Securities held for investment purposes are for the most part illiquid and are carried at valuations that reflect this lack of liquidity.

    H&Q LLC and RvR Securities, as broker-dealers, are registered with the SEC and are members of the NASD and, in the case of H&Q LLC, the NYSE. As such, they are subject to the capital requirements of these regulatory entities. Their regulatory net capital has historically exceeded these minimum requirements. As of December 31, 1996, H&Q LLC was required to maintain minimum regulatory net capital in accordance with SEC rules of approximately $3.1 million and had total regulatory net capital of approximately $83.7 million, or approximately $80.6 million in excess of its requirement. RvR Securities had total regulatory net capital of $1.7 million and a minimum regulatory net capital requirement of $250,000.

    The Company believes that its current level of equity capital, combined with funds anticipated to be generated from operations, will be adequate to fund its operations for the foreseeable future.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and there have been no material developments in such proceedings and matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a) Exhibits

   EXHIBIT
   NUMBER                                          DESCRIPTION
-------------  ------------------------------------------------------------------------------------

         27    Financial Data Schedule

    b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HAMBRECHT & QUIST GROUP,
                                          a Delaware Corporation

                                By:             /s/ PATRICK J. ALLEN
                                     -----------------------------------------
                                                  Patrick J. Allen
                                              CHIEF FINANCIAL OFFICER
                                        (On behalf of the Registrant and as
                                                     Principal
                                         Financial and Accounting Officer)

Date: January 28, 1997

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                             EXHIBIT TITLE                                             PAGE NO.
-----------  ----------------------------------------------------------------------------------------------  -------------

      27.1   Financial Data Schedule