Form 10-Q/A
period 1996-12-31
HAMBRECHT & QUIST GROUP
filed 1997-03-17
CIK 1017267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

                                     FORM 10-Q/A
                                   AMENDMENT NO. 1
    (Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended December 31, 1996  OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from __________ to __________

                            Commission file number 1-11855

                               HAMBRECHT & QUIST GROUP
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                              94-3246636
(State or other jurisdiction                                 (I.R.S. Employer
 of incorporation or organization)                          Identification No.)


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

                             Yes  X    No
                                 ---        ---

    23,315,679 shares of Common Stock were issued and outstanding as of January 15, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (the "Amendment") of Hambrecht & Quist Group (the "Company") is being filed for the sole purpose of adding Part II, Item 2 - "Changes in Securities" which reads in its entirety as set forth in this Amendment.

                             PART II -  OTHER INFORMATION

Item 2.  Changes in Securities.

    (a)  None.

    (b)  None.

    (c) On October 1, 1996, the Company sold an aggregate of 340,622 shares of its common stock to certain of its employees in exchange for approximately $5,596,420 pursuant to the terms of the Company's 1996 Bonus and Deferred Sales Compensation Plan. The sale of such shares of common stock was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.


                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HAMBRECHT & QUIST GROUP,
                             a Delaware Corporation


DATE: March 17, 1997              By:  /S/ PATRICK J. ALLEN
                                       -----------------------------------
                                       Patrick J. Allen
                                       Chief Financial Officer

                                       (On behalf of the Registrant and as
                                       Principal financial and accounting
                                       officer)