Form 10-Q
period 1997-03-31
HAMBRECHT & QUIST GROUP
filed 1997-05-09
CIK 1017267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                      EXCHANGE ACT OF 1934
                          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                               OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                      EXCHANGE ACT OF 1934
                          FOR THE TRANSITION PERIOD FROM             TO

                                   COMMISSION FILE NO. 1-11855

                            HAMBRECHT & QUIST GROUP

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      94-3246636
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)

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

    23,725,127 shares of Common Stock were issued and outstanding as of May 1, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            HAMBRECHT & QUIST GROUP
                                     INDEX

                                                                                                              PAGE
                                                                                                            ---------
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements..........................................................................          3

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........         14

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings.............................................................................         20

Item 4.     Submission of Matters to a Vote of Security Holders...........................................         21

Item 6.     Exhibits and Reports on Form 8-K..............................................................         22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            HAMBRECHT & QUIST GROUP
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF SEPTEMBER 30, 1996 AND MARCH 31, 1997

                                                                                                SEPTEMBER 30,     MARCH 31,
                                                                                                     1996            1997
                                                                                                --------------  --------------
                                                                                                                 (UNAUDITED)
                                                            ASSETS
Cash and cash equivalents.....................................................................  $   50,031,534  $   46,536,973
Receivables:
  Customers (net of allowance of $900,000 and $2,300,000, respectively).......................     168,416,287     177,299,797
  Lewco Securities Corp.......................................................................      80,532,188       3,843,131
  Syndicate managers..........................................................................      12,742,898       6,445,123
  Related parties.............................................................................      17,929,657      13,686,201
  Notes.......................................................................................      10,500,000      13,016,179
  Lease.......................................................................................       4,335,668       4,118,514
  Income taxes................................................................................         806,062      12,359,574
  Other.......................................................................................       1,484,820       8,224,487
Marketable trading securities, at market value................................................      66,738,999      60,849,773
Long-term investments, at estimated fair value................................................      69,931,210      98,730,620
Deferred income taxes.........................................................................      37,595,489      46,356,137
Furniture, equipment and leasehold improvements, net of accumulated depreciation and
  amortization................................................................................      13,167,152      16,658,012
Leased assets, net of accumulated depreciation................................................       3,049,051       3,248,038
Exchange memberships, at cost (market value--$1,325,000 and $1,631,000, respectively).........         656,000         656,000
                                                                                                --------------  --------------
      Total assets............................................................................  $  537,917,015  $  512,028,559
                                                                                                --------------  --------------
                                                                                                --------------  --------------

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Payables:
  Customers...................................................................................  $  142,489,752  $   81,285,416
  Compensation and benefits...................................................................     100,351,165     102,146,294
  Syndicate settlements.......................................................................      18,530,743      12,999,521
  Trade accounts payable......................................................................       2,483,361       2,129,276
  Accrued expenses and other..................................................................      22,929,770      28,906,956
Securities sold, not yet purchased, at market value...........................................      16,055,953       6,856,412
Debt obligations..............................................................................       8,364,822       8,227,048
                                                                                                --------------  --------------
      Total liabilities.......................................................................     311,205,566     242,550,923
                                                                                                --------------  --------------
Commitments and contingencies
Stockholders' equity:
  Common stock (par value $0.01 and 100,000,000 shares authorized as of September 30, 1996 and
    March 31, 1997; 22,693,930 and 23,373,655 issued and outstanding as of September 30, 1996
    and March 31, 1997, respectively).........................................................         226,939         233,736
  Additional paid-in capital..................................................................     116,643,623     129,168,998
  Notes receivable from employees for purchases of common stock...............................     (13,550,503)     (7,134,727)
  Retained earnings...........................................................................     124,056,614     147,306,330
  Net unrealized gains (losses) on Guaranty Finance's long-term investments...................        (665,224)        332,267
  Treasury stock, at cost, 20,000 shares......................................................        --              (428,968)
                                                                                                --------------  --------------
      Total stockholders' equity..............................................................     226,711,449     269,477,636
                                                                                                --------------  --------------
      Total liabilities and stockholders' equity..............................................  $  537,917,015  $  512,028,559
                                                                                                --------------  --------------
                                                                                                --------------  --------------

        The accompanying notes are an integral part of these statements.

                            HAMBRECHT & QUIST GROUP
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                             MARCH 31,                      MARCH 31,
                                                    ----------------------------  ------------------------------
                                                        1996           1997            1996            1997
                                                    -------------  -------------  --------------  --------------
                                                            (UNAUDITED)                    (UNAUDITED)
REVENUES:
  Principal transactions..........................  $  22,725,934  $  26,700,101  $   43,997,192  $   55,566,675
  Agency commissions..............................      9,160,040     11,622,532      17,364,800      21,529,231
  Investment banking..............................     37,658,501     17,954,380      84,053,248      48,058,748
  Corporate finance fees..........................     12,811,174     14,521,448      26,255,967      25,276,959
  Net investment gains (losses)...................      8,675,815     (4,763,281)     15,308,482         358,801
  Other...........................................      6,497,425      7,372,723      18,962,082      17,212,372
                                                    -------------  -------------  --------------  --------------
    Total revenues................................     97,528,889     73,407,903     205,941,771     168,002,786
                                                    -------------  -------------  --------------  --------------
EXPENSES:
  Compensation and benefits.......................     50,335,320     39,272,693     103,878,913      86,586,547
  Brokerage and clearance.........................      3,110,198      3,676,223       6,118,161       7,322,160
  Occupancy and equipment.........................      2,459,786      4,107,566       4,593,220       7,395,763
  Communications..................................      2,511,008      3,893,783       4,527,791       7,060,695
  Interest........................................      1,192,769        262,774       2,203,220       4,717,177
  Other...........................................      6,288,375      8,822,739      12,687,391      13,403,098
                                                    -------------  -------------  --------------  --------------
    Total expenses................................     65,897,456     60,035,778     134,008,696     126,485,440
                                                    -------------  -------------  --------------  --------------
    Income before income tax provision............     31,631,433     13,372,125      71,933,075      41,517,346
INCOME TAX PROVISION..............................     10,671,488      5,883,733      24,351,832      18,267,630
                                                    -------------  -------------  --------------  --------------
    Net income....................................  $  20,959,945  $   7,488,392  $   47,581,243  $   23,249,716
                                                    -------------  -------------  --------------  --------------
                                                    -------------  -------------  --------------  --------------
EARNINGS PER SHARE................................                 $        0.29                  $         0.92
                                                                   -------------                  --------------
                                                                   -------------                  --------------
WEIGHTED AVERAGE SHARES OUTSTANDING...............                    25,418,606                      25,347,248
                                                                   -------------                  --------------
                                                                   -------------                  --------------
PRO FORMA INFORMATION:
  Net income before income tax adjustment.........  $  20,959,945                 $   47,581,243
  Income tax adjustment...........................     (3,246,343)                    (7,298,721)
                                                    -------------                 --------------
    Pro forma net income..........................  $  17,713,602                 $   40,282,522
                                                    -------------                 --------------
                                                    -------------                 --------------
    Pro forma earnings per share..................  $        0.86                 $         1.93
                                                    -------------                 --------------
                                                    -------------                 --------------
    Pro forma weighted average shares
      outstanding.................................     20,615,922                     20,858,832
                                                    -------------                 --------------
                                                    -------------                 --------------

        The accompanying notes are an integral part of these statements.

              HAMBRECHT & QUIST GROUP AND HAMBRECHT & QUIST, L.P.
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                               PARTNERS' CAPITAL
 FOR THE YEAR ENDED SEPTEMBER 30, 1996 AND THE SIX MONTHS ENDED MARCH 31, 1997

                                                                      HAMBRECHT & QUIST GROUP
                                     -----------------------------------------------------------------------------------------
                                     NUMBER OF                 ADDITIONAL                                            TREASURY
                                       COMMON      COMMON       PAID-IN        NOTES        RETAINED    UNREALIZED   STOCK, AT
                                       SHARES       STOCK       CAPITAL      RECEIVABLE     EARNINGS    GAINS, NET     COST
                                     ----------  -----------  ------------  ------------  ------------  -----------  ---------
BALANCE, SEPTEMBER 30, 1995........  14,609,188  $25,412,585  $             $ (7,659,714) $ 72,205,112   $           $
  Sales of common stock or
    partners' capital additions....   2,080,348   11,994,895                  (7,831,585)      --
  Reductions of notes received for
    purchases of common stock......      --          --                        8,981,733       --
  Repurchases of common stock or
    partners' capital
    withdrawals....................    (608,368)  (2,201,212)                    --         (1,409,601)
  Distribution of LP interest to
    Group Trust....................      --          --                          --          4,493,971
  Transfer of LP notes receivable
    to H&Q.........................      --          --                       (8,227,753)      --
  Net income through August 7,
    1996...........................      --          --                          --         33,688,550
  Partners' capital distributions
    payable........................      --          --                          --            --
  Partners' capital
    distributions..................      --          --                          --            --
  Change in net unrealized gains...      --          --                          --            --
                                     ----------  -----------  ------------  ------------  ------------  -----------  ---------
  Balance, August 7, 1996..........  16,081,168   35,206,268                 (14,737,319)  108,978,032
  Distribution of cash and
    securities to LP Trust.........      --          --                          --            --
  Merger between H&Q and LP........   2,587,762  (35,019,579)   56,366,873       --            --         (557,280)
  Purchase of additional interest
    in Guaranty Finance............      --          --            --            --            --         (136,410)
                                     ----------  -----------  ------------  ------------  ------------  -----------  ---------
  Balance, August 8, 1996..........  18,668,930      186,689    56,366,873   (14,737,319)  108,978,032    (693,690)
  Sale of common stock in initial
    public offering plus net
    underwriting revenue of
    $425,000.......................   4,025,000       40,250    60,276,750       --            --           --
  Reductions of notes received for
    purchases of common stock......      --          --            --          1,186,816       --           --
  Net income from August 8 to
    September 30, 1996.............      --          --            --            --         15,078,582      --
  Change in net unrealized
    losses.........................      --          --            --            --            --           28,466
                                     ----------  -----------  ------------  ------------  ------------  -----------  ---------
BALANCE, SEPTEMBER 30, 1996........  22,693,930      226,939   116,643,623   (13,550,503)  124,056,614    (665,224)
  Sales of common stock............     679,725        6,797    12,525,375      (289,035)      --           --
  Reductions of notes received for
    purchases of common stock......      --          --            --          6,704,811       --           --
  Net income.......................      --          --            --            --         23,249,716      --
  Change in net unrealized gains...      --          --            --            --            --          997,491
  Purchase of 20,000 shares of
    common stock...................      --          --            --            --            --           --        (428,968)
                                     ----------  -----------  ------------  ------------  ------------  -----------  ---------
BALANCE, MARCH 31, 1997............  23,373,655  $   233,736  $129,168,998  $ (7,134,727) $147,306,330   $ 332,267   $(428,968)
                                     ----------  -----------  ------------  ------------  ------------  -----------  ---------
                                     ----------  -----------  ------------  ------------  ------------  -----------  ---------

                                                                        HAMBRECHT & QUIST, L.P.
                                                   ------------------------------------------------------------------

                                     SUBTOTAL H&Q   PARTNERS'       NOTES     DISTRIBUTIONS UNREALIZED   SUBTOTAL H&Q
                                        GROUP        CAPITAL     RECEIVABLE     PAYABLE     GAINS, NET        LP
                                     ------------  ------------  -----------  ------------  -----------  ------------
BALANCE, SEPTEMBER 30, 1995........  $ 89,957,983  $ 26,194,002  $(2,232,013) $(10,445,367) $ 1,987,478  $ 15,504,100
  Sales of common stock or
    partners' capital additions....     4,163,310     7,595,591   (7,333,171)      --           --            262,420
  Reductions of notes received for
    purchases of common stock......     8,981,733       --         1,337,431       --           --          1,337,431
  Repurchases of common stock or
    partners' capital
    withdrawals....................    (3,610,813)     (420,344)     --            --           --           (420,344)
  Distribution of LP interest to
    Group Trust....................     4,493,971       --           --            --           --            --
  Transfer of LP notes receivable
    to H&Q.........................    (8,227,753)      --         8,227,753       --           --          8,227,753
  Net income through August 7,
    1996...........................    33,688,550    39,834,040      --            --           --         39,834,040
  Partners' capital distributions
    payable........................       --            --           --        (14,034,971)     --        (14,034,971)
  Partners' capital
    distributions..................       --        (24,480,338)     --         24,480,338      --            --
  Change in net unrealized gains...       --            --           --            --         1,101,224     1,101,224
                                     ------------  ------------  -----------  ------------  -----------  ------------
  Balance, August 7, 1996..........   129,446,981    48,722,951      --            --         3,088,702    51,811,653
  Distribution of cash and
    securities to LP Trust.........       --        (27,375,657)     --            --        (3,645,982)  (31,021,639)
  Merger between H&Q and LP........    20,790,014   (21,347,294)     --            --           557,280   (20,790,014)
  Purchase of additional interest
    in Guaranty Finance............      (136,410)      --           --            --           --            --
                                     ------------  ------------  -----------  ------------  -----------  ------------
  Balance, August 8, 1996..........   150,100,585       --           --            --           --            --
  Sale of common stock in initial
    public offering plus net
    underwriting revenue of
    $425,000.......................    60,317,000
  Reductions of notes received for
    purchases of common stock......     1,186,816
  Net income from August 8 to
    September 30, 1996.............    15,078,582
  Change in net unrealized
    losses.........................        28,466
                                     ------------  ------------  -----------  ------------  -----------  ------------
BALANCE, SEPTEMBER 30, 1996........   226,711,449       --           --            --           --            --
  Sales of common stock............    12,243,137
  Reductions of notes received for
    purchases of common stock......     6,704,811
  Net income.......................    23,249,716
  Change in net unrealized gains...       997,491
  Purchase of 20,000 shares of
    common stock...................      (428,968)
                                     ------------  ------------  -----------  ------------  -----------  ------------
BALANCE, MARCH 31, 1997............  $269,477,636  $    --       $   --       $    --       $   --       $    --
                                     ------------  ------------  -----------  ------------  -----------  ------------
                                     ------------  ------------  -----------  ------------  -----------  ------------


                                         TOTAL
                                     --------------
BALANCE, SEPTEMBER 30, 1995........  $  105,462,083
  Sales of common stock or
    partners' capital additions....       4,425,730
  Reductions of notes received for
    purchases of common stock......      10,319,164
  Repurchases of common stock or
    partners' capital
    withdrawals....................      (4,031,157)
  Distribution of LP interest to
    Group Trust....................       4,493,971
  Transfer of LP notes receivable
    to H&Q.........................        --
  Net income through August 7,
    1996...........................      73,522,590
  Partners' capital distributions
    payable........................     (14,034,971)
  Partners' capital
    distributions..................        --
  Change in net unrealized gains...       1,101,224
                                     --------------
  Balance, August 7, 1996..........     181,258,634
  Distribution of cash and
    securities to LP Trust.........     (31,021,639)
  Merger between H&Q and LP........        --
  Purchase of additional interest
    in Guaranty Finance............        (136,410)
                                     --------------
  Balance, August 8, 1996..........     150,100,585
  Sale of common stock in initial
    public offering plus net
    underwriting revenue of
    $425,000.......................      60,317,000
  Reductions of notes received for
    purchases of common stock......       1,186,816
  Net income from August 8 to
    September 30, 1996.............      15,078,582
  Change in net unrealized
    losses.........................          28,466
                                     --------------
BALANCE, SEPTEMBER 30, 1996........     226,711,449
  Sales of common stock............      12,243,137
  Reductions of notes received for
    purchases of common stock......       6,704,811
  Net income.......................      23,249,716
  Change in net unrealized gains...         997,491
  Purchase of 20,000 shares of
    common stock...................        (428,968)
                                     --------------
BALANCE, MARCH 31, 1997............  $  269,477,636
                                     --------------
                                     --------------

        The accompanying notes are an integral part of these statements.

                            HAMBRECHT & QUIST GROUP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1997

                                                                                         1996            1997
                                                                                    --------------  --------------
                                                                                             (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES..............................................  $   19,925,727  $   29,444,545
                                                                                    --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of long-term investments..............................................     (11,998,636)    (40,067,604)
  Proceeds from sales/distributions of long-term investments......................      22,662,058      12,814,376
  Purchases of furniture, equipment and leasehold improvements....................      (3,511,513)     (6,476,098)
  Increases in notes receivable...................................................        --            (7,600,000)
  Repayments of notes receivable..................................................        --             5,083,821
  (Increases) decreases in lease receivables......................................      (1,524,021)        217,152
  Other, net......................................................................          13,713      (1,402,494)
                                                                                    --------------  --------------
    Net cash and cash equivalents provided by (used in) investing activities......       5,641,601     (37,430,847)
                                                                                    --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations..................................................       7,549,985       6,719,227
  Repayments of debt obligations..................................................     (12,070,055)     (6,857,000)
  Proceeds from sales of common stock and partners' capital contributions.........       2,129,106       5,058,482
  Repurchases of common stock and partners' capital withdrawals...................      (3,196,932)       --
  Partners' capital distributions.................................................     (18,179,512)       --
  Purchases of treasury stock.....................................................        --              (428,968)
                                                                                    --------------  --------------
    Net cash and cash equivalents provided by (used in) financing activities......     (23,767,408)      4,491,741
                                                                                    --------------  --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................       1,799,920      (3,494,561)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................................      34,754,568      50,031,534
                                                                                    --------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................  $   36,554,488  $   46,536,973
                                                                                    --------------  --------------
                                                                                    --------------  --------------

        The accompanying notes are an integral part of these statements.

                            HAMBRECHT & QUIST GROUP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

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

    The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 1997, the results of operations for the three month and six month periods ended March 31, 1996 and 1997 and the cash flows for the six month periods ended March 31, 1996 and 1997.

2. PRO FORMA INCOME TAX ADJUSTMENT AND PRO FORMA EARNINGS PER SHARE:

    PRO FORMA INCOME TAX ADJUSTMENT

    For the three month and six month periods ended March 31, 1996, no provision was made in the financial statements for income taxes related to the income of LP. Pursuant to applicable federal and state income tax regulations, all income or loss of LP was reportable by each partner directly to the taxing authority. As part of the Restructuring (see Note 1), LP merged into the Company and ceased to exist. For financial reporting purposes, the 1996 condensed consolidated statements of operations for the three month and six months periods ended March 31, 1996 include pro forma income tax adjustments of $3,246,343 and $7,298,721, respectively, representing taxes on LP's income as if LP's earnings were subject to income taxes at an effective tax rate of 44 percent.

                            HAMBRECHT & QUIST GROUP

                                 MARCH 31, 1997

                                  (UNAUDITED)

2. PRO FORMA INCOME TAX ADJUSTMENT AND PRO FORMA EARNINGS PER SHARE: (CONTINUED) PRO FORMA EARNINGS PER SHARE

    Pro forma earnings per share for the 1996 periods is determined by dividing pro forma net income by the weighted-average number of common shares, including common share equivalents, outstanding during the period.

3. BASIC AND DILUTED EARNINGS PER SHARE:

    In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). The Company will be required to adopt SFAS 128 in its 1998 fiscal year. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share calculations. Basic earnings per share is computed by dividing net income by weighted average shares outstanding. Diluted earnings per share is computed by dividing net income by weighted average shares outstanding including the dilutive effects of stock options. Diluted earnings per share calculations result in the same earnings per share as currently reported by the Company. The Company's pro forma basic and diluted earnings per share for the periods presented are as follows (the 1996 amounts are calculated using pro forma net income as discussed in Note 2):

                                                                       DILUTED
                                                    BASIC EARNINGS   EARNINGS PER
                                                      PER SHARE         SHARE
                                                    --------------  --------------
FOR THE THREE MONTHS ENDED--
March 31, 1997....................................  $        0.32   $        0.29
March 31, 1996....................................  $        0.95   $        0.86
FOR THE SIX MONTHS ENDED--
March 31, 1997....................................  $        1.00   $        0.92
March 31, 1996....................................  $        2.21   $        1.93

4. RECEIVABLES FROM RELATED PARTIES:

    Notes receivable from related parties and employees were $3,001,858 and $2,975,981 at September 30, 1996 and March 31, 1997, respectively. Such amounts include notes receivable from Asia Pacific of $1,792,740 and $1,739,808, respectively.

    Asset management fees and profit participations receivable of $10,349,674 and $7,238,435 at September 30, 1996 and March 31, 1997, respectively, include profit participations receivable of $9,831,883 and $6,638,495, respectively from venture and investment partnerships managed by Venture Partners.

    Related party and employee advances were $4,578,125 and $3,471,785 at September 30, 1996 and March 31, 1997, respectively. Such amounts include temporary advances made to related parties for operating expenses and purchases of investments. Of the amount outstanding at March 31, 1997, $3,324,731 relates to advances to affiliates, directors and employees for purchases of investments made on their behalf. Such amounts are repaid within 30 days.

                            HAMBRECHT & QUIST GROUP

                                 MARCH 31, 1997

                                  (UNAUDITED)

5. MARKETABLE TRADING SECURITIES AND SECURITIES SOLD, NOT YET PURCHASED:

    At September 30, 1996 and March 31, 1997, marketable trading securities and securities sold, not yet purchased, consisted of the following:

                                                    SEPTEMBER 30,     MARCH 31,
                                                         1996            1997
                                                    --------------  --------------
Marketable trading securities--
  Equity securities...............................  $   20,510,871  $   29,615,902
  Convertible bonds...............................       6,537,960         860,000
  Options.........................................         119,042         244,339
  U.S. government securities......................      39,571,126      30,129,532
                                                    --------------  --------------
                                                    $   66,738,999  $   60,849,773
                                                    --------------  --------------
                                                    --------------  --------------
Securities sold, not yet purchased--
  Equity securities...............................  $   14,313,068  $    6,481,143
  Convertible bonds...............................       1,403,500        --
  Options.........................................         339,385         375,269
                                                    --------------  --------------
                                                    $   16,055,953  $    6,856,412
                                                    --------------  --------------
                                                    --------------  --------------

6. LONG-TERM INVESTMENTS:

    At September 30, 1996 and March 31, 1997, the Company's long-term investments, at estimated fair value, consisted of the following:

                                                                                     SEPTEMBER 30,    MARCH 31,
                                                                                         1996           1997
                                                                                     -------------  -------------
Marketable equity securities available for sale by Guaranty Finance and Transition
  Capital..........................................................................  $   9,078,811  $  12,337,276
Marketable equity securities--other................................................     15,266,887     17,079,982
The BISYS Group, Inc. common stock.................................................      7,650,518      7,984,625
                                                                                     -------------  -------------
  Total marketable investments.....................................................     31,996,216     37,401,883
                                                                                     -------------  -------------
Nonmarketable securities and investment partnership interests......................     24,383,763     36,340,233
Venture Partners and affiliated venture capital funds..............................      9,527,910     14,802,243
Venture capital funds managed by others............................................      1,913,042      8,075,982
Lewco Securities...................................................................      2,110,279      2,110,279
                                                                                     -------------  -------------
  Total nonmarketable investments..................................................     37,934,994     61,328,737
                                                                                     -------------  -------------
  Total long-term investments......................................................  $  69,931,210  $  98,730,620
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The cost of the Company's long-term investments at September 30, 1996 and March 31, 1997, was $52,489,136 and $85,308,632, respectively.

                            HAMBRECHT & QUIST GROUP

                                 MARCH 31, 1997

                                  (UNAUDITED)

6. LONG-TERM INVESTMENTS: (CONTINUED)
    Following is an analysis of the net investment gains and losses for the three month and six month periods ended March 31, 1996 and 1997:

                                                        FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                MARCH 31,                     MARCH 31,
                                                       ----------------------------  ----------------------------
                                                           1996           1997           1996           1997
                                                       -------------  -------------  -------------  -------------
Realized gains.......................................  $   9,997,805  $   1,824,707  $  13,298,034  $   5,749,256
Change in unrealized gains and losses, net...........     (1,321,990)    (6,587,988)     2,010,448     (5,390,455)
                                                       -------------  -------------  -------------  -------------
  Net investment gains and losses from long-term
    investments......................................  $   8,675,815  $  (4,763,281) $  15,308,482  $     358,801
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

    Included in net investment gains and losses are realized and unrealized gains and losses on BISYS holdings of $10,118,258 (gain) and $778,571 (loss) for the three month periods ended March 31, 1996 and 1997, respectively and $13,220,518 (gain) and $334,287 (gain) for the six month periods ended March 31, 1996 and 1997, respectively.

    The cost and estimated fair values of investments in marketable equity securities available for sale by Guaranty Finance and Transition Capital at September 30, 1996 and March 31, 1997 are as follows:

                                                                  SEPTEMBER 30,    MARCH 31,
                                                                      1996           1997
                                                                  -------------  -------------
Cost............................................................   $ 9,839,090   $  11,957,564
Gross unrealized gains..........................................       500,588       1,213,487
Gross unrealized losses.........................................    (1,260,867)       (833,775)
                                                                  -------------  -------------
Estimated fair value............................................   $ 9,078,811   $  12,337,276
                                                                  -------------  -------------
                                                                  -------------  -------------

    Gross proceeds, gross realized gains and gross realized losses from sales of investments in marketable equity securities available for sale by Guaranty Finance for the three month and six month periods ended March 31, 1996 and 1997 are as follows:

                                            FOR THE THREE MONTHS
                                                    ENDED           FOR THE SIX MONTHS ENDED
                                                  MARCH 31,                MARCH 31,
                                           -----------------------  ------------------------
                                               1996        1997         1996         1997
                                           ------------  ---------  ------------  ----------
Gross proceeds...........................  $  2,983,510  $  --      $  3,031,760  $  263,546
Gross realized gains.....................     1,363,170     --         1,411,178      72,831
Gross realized losses....................       --          --           --

7. RELATED-PARTY TRANSACTIONS:

    Included in other revenues are management fees and profit participation distributions from venture capital funds of $815,153 and $1,872,176 for the three month periods ended March 31, 1996 and 1997, respectively and $9,150,795 and $5,131,500 for the six month periods ended March 31, 1996 and 1997, respectively.

                            HAMBRECHT & QUIST GROUP

                                 MARCH 31, 1997

                                  (UNAUDITED)

8. EMPLOYEE BENEFIT PLANS:

    SAVINGS AND EMPLOYEE STOCK OWNERSHIP TRUST

    In December 1996, the Company issued 66,977 shares of common stock valued at $1,414,889 to the ESOP in satisfaction of its compensation and benefits payable.

    As of March 31, 1997, the ESOP owned approximately 8.2 percent of the H&Q common stock outstanding.

    BONUS AND DEFERRED SALES COMPENSATION PLAN

    The Company paid semiannual bonuses in October 1996 and April 1997. Under the Compensation Plan, 385,422 shares valued at $7,339,761 were issued to executives and professionals effective October 1, 1996 and 345,219 shares valued at $5,696,114 were issued to executives and professionals effective April 1, 1997. The October and April amounts were included in compensation and benefits payable as of September 30, 1996 and March 31, 1997, respectively.

    STOCK OPTION PLANS

    Details of stock options are as follows:

                                                                 NUMBER
                                                                OF SHARES    EXERCISE PRICE
                                                               -----------  -----------------
Outstanding at September 30, 1995............................    2,934,428  $   2.04 - $ 5.54
  Granted....................................................    4,530,320  $   6.52 - $13.75
  Exercised..................................................   (1,609,628) $   2.10 - $ 4.74
  Canceled...................................................     (157,600) $   2.62 - $ 5.54
                                                               -----------
Outstanding at September 30, 1996............................    5,697,520  $   2.04 - $13.75
                                                               -----------
                                                               -----------
  Granted....................................................      111,600  $  19.75 - $24.00
  Exercised..................................................     (123,600) $   2.10 - $ 5.54
  Canceled...................................................      (62,284) $   5.54 - $ 8.38
                                                               -----------
Outstanding at March 31, 1997................................    5,623,236  $   2.04 - $24.00
                                                               -----------
                                                               -----------

    Of the outstanding options at March 31, 1997, 966,520 had vested.

    STOCK APPRECIATION RIGHTS

    Compensation expense recorded for SARs awards was $4,187,876 and $8,066,876 for the three month and six month periods ended March 31, 1996, respectively. No SARs were awarded for the 1997 fiscal year. A 1997 payment of $3,840,900 was made on January 15, 1997.

                            HAMBRECHT & QUIST GROUP

                                 MARCH 31, 1997

                                  (UNAUDITED)

8. EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The total SARs liability at March 31, 1997, included in compensation and benefits payable, will be paid out as follows:

1998.......................  $3,396,809
1999.......................  3,620,338
                             ---------
                             $7,017,147
                             ---------
                             ---------

9. STOCK REPURCHASE PROGRAM:

    In January 1997, the Board of Directors approved the Stock Repurchase Program under which the Company is authorized to purchase up to 2,000,000 shares of the Company's common stock in the open market. The shares acquired under the Stock Repurchase Program will be used in part to satisfy the Company's obligations under the Compensation Plan and various stock options plans. In March 1997, the Company purchased 20,000 shares of the Company's common stock and is holding such shares as treasury stock at March 31, 1997.

10. NET CAPITAL REQUIREMENTS:

    At September 30, 1996 and March 31, 1997, H&Q LLC's regulatory net capital of $49,975,660 and $57,885,568, respectively, was 22 percent and 34 percent, respectively, of aggregate debit items and its net capital in excess of the minimum required was $45,489,559 and $54,466,830, respectively.

    At September 30, 1996 and March 31, 1997, RvR Securities had regulatory net capital under Rule 15c3-1 of $2,011,485 and $686,328, respectively, and its net capital in excess of the minimum required was $1,761,485 and $436,328, respectively.

11. COMMITMENTS AND CONTINGENCIES:

    Lewco conducts a stock borrow/stock lending business. On behalf of Lewco, the Company has agreed to guarantee its proportional share of secured loans resulting from this business. The Company's contingent liability relating to its net unsecured position under this indemnity agreement was $5,184,326 and $10,151,499 at September 30, 1996 and March 31, 1997, respectively.

    The Company has contingent liabilities, including contractual commitments arising in the normal course of business, the resolution of which, in management's opinion, will not have an adverse effect on the Company's financial position.

    As is the case with many firms in the securities industry, the Company is a defendant or co-defendant in a number of lawsuits that seek substantial and usually unspecified damages. These suits have arisen in the normal course of the Company's business and are incidental to the securities and investment banking business. Most of the proceedings relate to public underwritings of securities in which H&Q LLC participated as a manager, co-manager or member of the underwriting syndicate. These cases involve claims under federal and state securities laws and seek compensatory and other monetary damages. It is possible that H&Q and/or H&Q LLC may be called upon as a member of a class of defendants or under the terms of the underwriting, indemnification or other agreements to contribute to settlements or

                            HAMBRECHT & QUIST GROUP

                                 MARCH 31, 1997

                                  (UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES: (CONTINUED) judgments arising out of these cases. The Company is contesting the complaints in all cases and believes that there are meritorious defenses in each of these lawsuits. Although the ultimate outcome of such litigation cannot be ascertained at this time, it is the opinion of the Company's management, based on discussions with counsel, that the resolution of these actions and others will not have a material adverse effect on the Company's financial statements taken as a whole.

    H&Q has indemnified certain of its officers, directors and agents, and certain of its affiliates, as permitted under applicable law. Under these provisions, H&Q itself is and will be subject to indemnification assertions by officers, directors, agents or certain of its affiliates who are or may become defendants in litigation that may result in the normal course of business. Although the ultimate outcome of indemnification assertions outstanding as of March 31, 1997 cannot be ascertained at this time, it is the opinion of the Company's management, based on discussions with counsel, that the resolution of these assertions will not have a material adverse effect on the Company's financial statements taken as a whole.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE STATEMENTS IN THIS QUARTERLY REPORT THAT RELATE TO FUTURE PLANS, EVENTS, OR PERFORMANCE ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE RELATING TO THE EFFECTS OF FUTURE GROWTH, INTERNATIONAL EXPANSION PLANS AND THE COMPANY'S PRINCIPAL INVESTMENT ACTIVITY STRATEGY. ACTUAL RESULTS MIGHT DIFFER MATERIALLY DUE TO A VARIETY OF IMPORTANT FACTORS. THESE FACTORS INVOLVE RISKS AND UNCERTAINTIES RELATING TO, AMONG OTHER THINGS, GENERAL ECONOMIC AND MARKET CONDITIONS, CHANGES IN INTEREST RATES, STOCK MARKET PRICES AND MUTUAL FUND CASH INFLOWS OR OUTFLOWS, CHANGES IN TECHNOLOGY AND HEALTHCARE INDUSTRIES AND OTHER INDUSTRIES IN WHICH THE COMPANY IS ACTIVE, CHANGES IN DEMAND FOR INVESTMENT BANKING AND SECURITIES BROKERAGE SERVICES, COMPETITIVE CONDITIONS WITHIN THE SECURITIES INDUSTRY, THE COMPANY'S ABILITY TO RECRUIT AND RETAIN KEY EMPLOYEES, CHANGES IN SECURITIES AND BANKING LAWS AND REGULATIONS, TRADING AND PRINCIPAL INVESTMENT ACTIVITIES, LITIGATION AND OTHER FACTORS DISCUSSED BELOW IN "OVERVIEW" AND IN THE COMPANY'S 1996 ANNUAL REPORT ON FORM 10-K (THE "FORM 10-K").

    THE FOLLOWING ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HAMBRECHT & QUIST GROUP AND SUBSIDIARIES SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE HEREIN, AND WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION INCLUDED IN THE COMPANY'S FORM 10-K AND FORM 10-Q FOR THE COMPANY'S FIRST FISCAL QUARTER.

OVERVIEW

    Hambrecht & Quist Group ("H&Q" or the "Company") is a holding company for Hambrecht & Quist California ("H&Q California"), whose primary subsidiary, Hambrecht & Quist L.L.C. ("H&Q LLC"), is a wholly owned investment banking firm and securities broker-dealer. H&Q California's other subsidiaries and affiliates are engaged in investment banking, venture capital fund management, investment advisory and lease and other asset-based financing activities.

    EFFECTS OF MARKET CONDITIONS

    The Company's business depends to a substantial extent on the market for public equity offerings by emerging growth companies, particularly companies in the technology and healthcare industries. These markets are affected by general economic and market conditions, including fluctuations in interest rates, the volume of securities trading, price levels of securities and the flow of investor funds into and out of equity mutual funds, and by factors that apply to particular industries, such as technological advances and changes in the regulatory environment. Substantial fluctuations can occur and have occurred in the Company's operating results due to these factors and other factors. In periods of reduced market activity, profitability has been and is likely to be adversely affected. Accordingly, net earnings for any period should not be considered representative of any other period.

    Despite the overall increase in market activity during most of fiscal 1996 and generally favorable market conditions continuing into the first fiscal quarter of 1997, the market for equity securities in general, and for companies in the industries and of the size on which the Company focuses in particular, experienced a significant decline during the fourth fiscal quarter of 1996 and again recently in the second fiscal quarter of 1997. The Company's results of operations for the six months ended March 31, 1996 were achieved during extremely favorable market conditions as compared to declining market conditions for the same period ended March 31, 1997. For example, from January 31, 1997 through March 31, 1997 the Hambrecht & Quist Technology Index declined by 14%. During the same period the Nasdaq composite index declined by 11%. As a result of this market decline, many pending securities offerings were delayed or canceled, including several offerings that the Company was managing or co-managing. Most offerings completed in March and April were effected at lower valuations and smaller total dollar sizes than the price ranges indicated in the preliminary prospectuses for these offerings. The market decline also affected the valuation of the Company's long-term investment portfolio. The market decline and other factors resulted in a decrease in revenues and net income of $37.9 million and $24.3 million, respectively, for the six month period ended March 31, 1997, as compared to the same period in fiscal 1996.

    These market declines had, and any future similar or continuing market decline will have, an adverse effect on the Company's operating results. Substantial fluctuations can occur in the Company's operating results due to the factors discussed above. As a result, there can be no assurance that operating results for any future period will be comparable to those attained in corresponding or other prior periods.

    EFFECTS OF COMPETITION

    The securities business is intensely competitive. Many of the Company's competitors have greater capital, financial and other resources than the Company. The securities business has also recently been experiencing consolidation, providing competitors of the Company with increased capital, financial and other resources. In addition, the level of competition for key personnel has been increasing. The Company has experienced losses of research, investment banking and sales and trading professionals from time to time and there can be no assurance that losses of key personnel due to competition or otherwise will not occur in the future.

    EFFECTS OF COMPANY FACTORS AND GROWTH STRATEGIES

    Over the past several years, and increasingly in the past year, the Company has experienced significant growth in the scope of its business activities and the number of its employees. Such growth has resulted in and is expected to continue to result in increases in the Company's fixed expenses.

    The scope of the Company's business activities has increased and is expected to continue to increase to include a significantly higher level of principal investment activities, as more fully described below in "Effects of Principal Investment Activities", new business activities, such as the formation in fiscal 1996 of Hambrecht & Quist Transition Capital, LLC ("Transition Capital"), and increased emphasis on building existing operations, such as the Executive Financial Services group and the Company's international operations. Growth in the Company's international operations during the second fiscal quarter of 1997 included the establishment of a strategic relationship in Israel. There can be no assurance that the Company will be successful in further increasing the scope of its business activities, including its international operations, or that any action taken to develop such operations will not have an adverse effect on the Company's existing operations.

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

    EFFECTS OF PRINCIPAL INVESTMENT ACTIVITIES

    The Company makes principal investments for strategic purposes and financial returns. As part of the Company's principal investment activities, it purchases equity and debt securities or makes commitments to purchase such securities from public and private companies. Such investments may involve substantial amounts of capital and significant exposure to any one company or business, as well as to market, credit and liquidity risks. This level of investment activity has increased compared to prior periods. For example, during the six months ended March 31, 1997, the Company purchased $40.0 million in principal investments compared to $12.0 million during the six months ended March 31, 1996. The Company expects to continue an increased level of principal investment activities in subsequent quarters through direct investments in public and private companies, investments in funds managed by the Company or by investment management entities in which the Company has an interest, investments in other special situation funds managed by outside fund managers and investments in joint ventures. However, there can be no assurance that the level and quality of potential investment opportunities made available to the Company will be sufficient to support such increased level of principal investing or that any future or historical investments will achieve a level of financial performance consistent with the Company's objectives.

    The Company accounts for its marketable investments in public companies at prevailing market prices, less discounts for illiquid or restricted holdings. The Company accounts for its nonmarketable investments in private companies at estimated fair value as determined by management of the Company. Such marketable and nonmarketable investments are presented in the Company's balance sheets as long-term investments. At September 30, 1996 and March 31, 1997, the Company's long-term investments totaled $69.9 million and $98.7 million, respectively. Changes in unrealized appreciation arising from changes in prevailing market prices or fair value or gains and losses upon realization are reflected in the Company's statements of operations as net investment gains or losses. For the six month periods ended March 31, 1996 and 1997, net investment gains totaled $15.3 million and $359,000, respectively.

    Principal investing activities, which have historically been a significant contributor to the Company's revenues and earnings, are not predictable and do not necessarily correlate with general market conditions. These results, which in any reporting period may be influenced by a limited number of investments and transactions, can vary widely from year to year and quarter to quarter.

    RESTRUCTURING(1)

    H&Q California succeeded in January 1983 to the business of Hambrecht & Quist, a partnership formed in 1968. Between January 1983 and November 1993, H&Q California conducted, either directly or through subsidiaries or affiliates, all of the Company's activities. Hambrecht & Quist, L.P. ("LP") was formed in November 1993 for the purpose of owning and managing investments in certain operating affiliates.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31,
     1997

    REVENUES. Total revenues for the period decreased 25% from $97.5 million for the three months ended March 31, 1996 to $73.4 million for the three months ended March 31, 1997.

    Principal transactions revenue increased 17% from $22.7 million to $26.7 million. This increase was due to an increase in Nasdaq market activity and the expansion of the Company's equity sales and trading capabilities.

    Agency commissions increased 27% from $9.2 million to $11.6 million. This increase was due to the expansion of the Company's listed equity business.

------------------------

(1) Refer to Note 1 of Notes to the 1996 Annual Consolidated Financial Statements, as included in the Company's Form 10-K, for a detailed description of the Company's organizational structure, including the effects of the restructuring transactions completed in August 1996 (the "Restructuring").

    Investment banking revenue decreased 52% from $37.7 million to $18.0 million, and decreased as a percentage of revenues from 39% to 24%. The Company managed or co-managed 34 public offerings during the three month period ended March 31, 1996, compared to 19 during the three month period ended March 31, 1997.

    Corporate finance fees increased 13% from $12.8 million to $14.5 million.

    Net investment gains or losses for the three month period decreased 155% from an $8.7 million net investment gain to a $4.8 million net investment loss. Net investment gains or losses include realized and unrealized gains or losses on the Company's investment in BISYS of a $12.2 million gain for the three months ended March 31, 1996 and a $779,000 loss for the three months ended March 31, 1997.

    Other revenues increased 14% from $6.5 million to $7.4 million. The increase was due primarily to an increase in asset management fees, primarily from profit participation distributions.

    EXPENSES. Total expenses for the period decreased 9% from $65.9 million for the three months ended March 31, 1996 to $60.0 million for the three months ended March 31, 1997.

    Compensation and benefits expense decreased 22% from $50.3 million to $39.3 million. The decrease was due primarily to lower bonus expenses accrued on lower revenues. Compensation and benefits expense as a percentage of total revenues increased from 52% to 53%. Average employee headcount was 553 in the three month period ended March 31, 1996 compared to 746 in the three month period ended March 31, 1997.

    Brokerage and clearance expense increased 18% from $3.1 million to $3.7 million. The percentage increase is primarily attributable to corresponding increases in principal transaction revenue and agency commissions.

    Occupancy and equipment expense increased 67% from $2.5 million to $4.1 million as a result of increases in depreciation expense related to computer and telecommunication equipment upgrades and procurements for new employees and increases in rent expense for additional office space leased principally in San Francisco.

    Communications expense increased 55% from $2.5 million to $3.9 million. This increase was due to increases in telecommunications expenses and quotes and information services expenses resulting from the hiring of additional employees.

    Interest expense decreased 78% from $1.2 million to $263,000. This decrease related primarily to lower average borrowings outstanding during the three month period ended March 31, 1997.

    Other expenses increased 40% from $6.3 million to $8.8 million. This increase was due to increases in professional services fees, travel, entertainment and conference expenses and bad debt expense.

    INCOME TAX PROVISION. The Company's effective income tax rate was 34% for the three month period ended March 31, 1996 and increased to 44% for the three month period ended March 31, 1997. The Company's effective income tax rate in the 1996 fiscal period was less than the combined federal and state statutory income tax rates because LP was not subject to corporate federal or state income tax. The Company's higher effective tax rate in the 1997 fiscal period results from the effects of the Restructuring. Subsequent to the Restructuring, all Company income is subject to corporate federal and state income tax. The pro forma income tax adjustment for the 1996 fiscal period was determined assuming that all of the Company's combined operations had been subject to corporate federal and state income tax.

    SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

    REVENUES. Total revenues for the period decreased 18% from $205.9 million for the six months ended March 31, 1996 to $168.0 million for the six months ended March 31, 1997.

    Principal transactions revenue increased 26% from $44.0 million to $55.6 million. This increase was due to an increase in Nasdaq market activity and the expansion of the Company's equity sales and trading capabilities.

    Agency commissions increased 24% from $17.4 million to $21.5 million. This increase was due to the expansion of the Company's listed equity business.

    Investment banking revenue decreased 43% from $84.1 million to $48.1 million, and decreased as a percentage of revenues from 41% to 29%. The Company managed or co-managed 71 public offerings during the six month period ended March 31, 1996, compared to 49 during the six month period ended March 31, 1997.

    Corporate finance fees decreased 4% from $26.3 million to $25.3 million. While the number of fee-generating transactions completed in the 1997 fiscal period was greater, the average size of the advisory fees collected in the 1996 fiscal period was larger.

    Net investment gains for the six months period decreased 98% from $15.3 million to $359,000. Net investment gains include realized and unrealized gains on the Company's investment in BISYS of $13.2 million for the six months ended March 31, 1996 and $334,000 for the six months ended March 31, 1997.

    Other revenues decreased 9% from $19.0 million to $17.2 million. The decrease was due primarily to a decrease in profit participation distributions from venture funds managed by the Company.

    EXPENSES. Total expenses for the period decreased 6% from $134.0 million for the six months ended March 31, 1996 to $126.5 million for the six months ended March 31, 1997.

    Compensation and benefits expense decreased 17% from $103.9 million to $86.6 million. The decrease was due primarily to lower bonus expenses accrued on lower revenues. Compensation and benefits expense as a percentage of total revenues increased from 50% to 52%. Average employee headcount was 535 in the six month period ended March 31, 1996, compared to 731 in the six month period ended March 31, 1997.

    Brokerage and clearance expense increased 20% from $6.1 million to $7.3 million. The percentage increase is primarily attributable to corresponding increases in principal transaction revenue and agency commissions.

    Occupancy and equipment expense increased 61% from $4.6 million to $7.4 million as a result of increases in depreciation expense related to computer and telecommunication equipment upgrades and procurements for new employees and increases in rent expense for additional office space leased principally in San Francisco.

    Communications expense increased 56% from $4.5 million to $7.1 million. This increase was due to increases in telecommunications expenses and quotes and information services expenses resulting from the hiring of additional employees.

    Interest expense decreased 46% from $2.2 million to $1.2 million. This decrease related primarily to lower average borrowings outstanding during the six month period ended March 31, 1997.

    Other expenses increased 33% from $12.7 million to $16.9 million. This increase was due to increases in professional services fees, travel, entertainment and conference expenses and bad debt expense.

    INCOME TAX PROVISION. The Company's effective income tax rate was 34% for the six month period ended March 31, 1996 and increased to 44% for the six month period ended March 31, 1997. The Company's effective income tax rate in the 1996 fiscal period was less than the combined federal and state statutory income tax rates because LP was not subject to corporate federal or state income tax. The Company's higher effective tax rate in the 1997 fiscal period results from the effects of the Restructuring. Subsequent to the Restructuring, all Company income is subject to corporate federal and state income tax.

The pro forma income tax adjustment for the 1996 fiscal period was determined assuming that all of the Company's combined operations had been subject to corporate federal and state income tax.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically satisfied its funding needs with its own capital resources, consisting almost entirely of internally generated retained earnings and capital raised from the sale of its common stock to employee stockholders and the public through its initial public offering. As of March 31, 1997, H&Q LLC had liquid assets consisting primarily of cash and cash equivalents of $36.9 million and receivables of $3.8 million from Lewco Securities Corp. ("Lewco"), its clearing affiliate. The cash equivalents consisted primarily of United States Treasury bills with maturities of 90 days or less. As of March 31, 1997, the Company had a bank line of credit in the amount of $15.0 million, with a balance of $8.2 million outstanding, and Guaranty Finance and Transition Capital had bank lines of credit of $11.0 million and $10.0 million, respectively with no amounts outstanding under either line. While the Company has not required additional bank financing during the past several years, it has available an additional $20.0 million line of credit with a commercial bank expiring February 28, 1998.

    The Company's consolidated balance sheet reflects the Company's relatively unleveraged financial position. The ratio of assets to equity as of March 31, 1997 was approximately 1.9:1. The Company's principal assets consist of receivables from customers and Lewco, securities held for trading purposes, short-term investments and securities held for investment purposes. A substantial portion of all of the Company's receivables are secured by customer securities or security transactions in the process of settlement. Securities held for trading purposes are actively traded and readily marketable. As of March 31, 1997, securities held for trading purposes include United States Treasury securities totaling $30.1 million with maturities ranging from five months to seventeen months. Securities held for investment purposes are for the most part illiquid and are carried at valuations that reflect this lack of liquidity.

    H&Q LLC and RvR Securities, as broker-dealers, are registered with the SEC and are members of the NASD and, in the case of H&Q LLC, the NYSE. As such, they are subject to the capital requirements of these regulatory entities. Their regulatory net capital has historically exceeded these minimum requirements. As of March 31, 1997, H&Q LLC was required to maintain minimum regulatory net capital in accordance with SEC rules of approximately $3.4 million and had total regulatory net capital of approximately $57.9 million, or approximately $54.5 million in excess of its requirement. RvR Securities had total regulatory net capital of $686,000 million and a minimum regulatory net capital requirement of $250,000.

    The Company believes that its current level of equity capital, combined with funds anticipated to be generated from operations, will be adequate to fund its operations for the foreseeable future.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Following is a summary of recent material developments in such proceedings and summaries of certain new matters.

INDIVIDUAL, INC. SECURITIES LITIGATION

    On February 28, 1997, the plaintiffs filed an Amended Consolidated Complaint. IN RE: INDIVIDUAL, INC. SECURITIES LITIGATION, U.S.D.C., Mass., No. 96-12272-DPW. The defendants include the company, certain of its current and former directors and officers, the three co-lead underwriters, including H&Q, and five syndicate members. On April 15, 1997, the defendants moved to dismiss the complaint for lack of standing, failure to allege sufficient facts to state a claim under applicable law, and on other grounds. The Court has scheduled oral argument for June 25, 1997.

NASDAQ MARKET-MAKERS ANTITRUST LITIGATION

    On April 23, 1997, the judge approved the DOJ settlement by granting the DOJ's motion for entry of the Stipulation and Order and the termination of the action. The SEC investigation is continuing, and the Company has received requests from the SEC for information and documents with respect to its Nasdaq market making activities. In the private class action, the court on April 14, 1997, granted the plaintiffs' motion to permit institutional investors to be part of the plaintiffs' class. Two of the defendants have entered into agreements with the plaintiffs, subject to court approval, to settle for approximately $9.2 million and $14.1 million, respectively.

OAK TECHNOLOGY SECURITIES LITIGATION

    On January 31, 1997, a Consolidated Amended Complaint for Violations of the Securities Exchange Act of 1934 was filed against the Company and others in the federal court in San Jose. IN RE OAK TECHNOLOGY SECURITIES LITIGATION, U.S.D.C., N.D. Cal., No. CV-96-20552-SW(PVT). On March 24, 1997, the defendants moved to dismiss the complaint on the ground that it does not allege sufficient facts to state a claim. Oral argument is scheduled to occur on May 21, 1997.

PRISM SOLUTIONS, INC. SECURITIES LITIGATION

    On March 5, 1997, a purported shareholder class action lawsuit was filed in California State Court in Santa Clara County against Prism Solutions, Inc. and certain of its officers and directors, as well as against the underwriters of its March 14, 1996 initial public offering, including H&Q, which was a co-manager of the offering (ADLER, ET AL. V. PRISM SOLUTIONS, INC., ET AL., Santa Clara Superior Court Case No. CV 764547). The complaint alleges, among other things, that the offering prospectus failed to disclose that Prism's on-going growth was in jeopardy and likely to slow due to several factors, including increasing competition, particularly from low-end competitors, and that the underwriters each supported Prism's stock by issuing fraudulent research reports. The defendants have filed a demurrer to the complaint.

SS&C TECHNOLOGIES, INC. SECURITIES LITIGATION

    Two purported class action lawsuits have been filed against the Company and others relating to SS&C Technologies, Inc., which went public on May 31, 1996, in an offering that was co-managed by H&Q. The first such suit was filed on March 18, 1997, against SS&C Technologies, Inc., three of its officers and/or directors and its two co-managing underwriters. MONTAGNA, ET AL. V. SS&C TECHNOLOGIES, INC. ET AL., U.S.D.C., S.D.N.Y., 97 CV-1910 (PKL). The complaint purports to assert claims under Sections 11, 12(2) and 15 of the Securities Act of 1933. It alleges, among other things, that the initial offering price was unreasonable and unfair, and was based solely, primarily, or significantly upon the ability of the underwriters to sell the stock, rather on than the fundamentals of the issuer or market conditions or the demand for similar securities of comparable companies. On April 6, 1997, the second purported class action was filed in federal court in Connecticut against the company, nine of its officers and/or directors and the two lead underwriters by another plaintiff. FEINER V. SS&C TECHNOLOGIES, INC., ET AL., 397CV00656 JBA. It makes essentially the same allegations as the other complaint. The defendants have not yet responded to either complaint.

STORM TECHNOLOGY, INC. SECURITIES LITIGATION

    On September 30, 1996, Storm Technology, Inc., went public at $10.50 per share. The offering was co-managed by H&Q. On March 14, 1997, a purported class action suit was filed in the California Superior Court in Santa Clara County against Storm Technology, Inc., two of its officers or directors, a shareholder, and H&Q related to the September 30, 1996 Storm Technology, Inc. initial public offering, which was co-managed by H&Q. GOLDBERG V. STORM TECHNOLOGY, INC., ET AL., Santa Clara Superior Court, No. CV764797. The suit alleges, among other things, that the prospectus and H&Q's research reports were false and misleading, and purports to state claims under Sections 25400, 2550, 1507 and 25401 of the California Corporations Code and California Business and Professions Code Sections 17200, et seq., as well as Sections 11 and 12 of the Securities Act of 1933. Storms demurrer was filed April 25, 1997. H&Q has not yet responded to the complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Company's Annual Meeting of Stockholders was held on March 14, 1997.

        (b) Not applicable.

        (c) At the Annual Meeting of Stockholders, the following matters were voted upon: (i) the election of two persons to Class I of the Board of Directors of the Company and (ii) the ratification of the appointment of Arthur Andersen LLP, as independent public accountants for the Company for the fiscal year ending September 30, 1997.

    The results of the voting on matters presented at the Annual Meeting of Stockholders were as follows:

1. ELECTION OF CLASS I DIRECTORS

                                                                                       WITHHOLD
                      NAME OF NOMINEE                            FOR                   AUTHORITY
-----------------------------------------------------------  ------------             -----------
Howard B. Hillman..........................................    17,602,714                 55,872
William R. Timken..........................................    17,646,127                 12,459

2. RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                                                 FOR        AGAINST     ABSTAIN
                                                             ------------  ---------  -----------
Ratification of the appointment of Arthur Andersen LLP as
  the Company's independent public accountants.............    17,603,462     48,853       6,271

There were (i) no abstentions or broker non-votes with respect to the election of Directors and (ii) no broker non-votes with respect to the ratification of the appointment of independent public accountants.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a) Exhibits

 EXHIBIT
  NUMBER                                        DESCRIPTION
----------  ------------------------------------------------------------------------------------
     10.01  Registrant's 1996 Equity Plan, as amended and restated on March 24, 1997*.

     10.15  Registrant's 1996 Bonus and Deferred Sales Compensation Plan, as amended and restated on March 24, 1997*.

     10.22  Consulting Agreement between Hambrecht & Quist L.L.C. and William J. Perry, dated
              April 1, 1997.

     27     Financial Data Schedule.

------------------------

*   Indicates management contract or compensatory plan or arrangement.

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

                                              HAMBRECHT & QUIST GROUP,
                                              a Delaware Corporation

                                              By:                   /s/ PATRICK J. ALLEN
                                                         -----------------------------------------
                                                                      Patrick J. Allen
                                                                  CHIEF FINANCIAL OFFICER

                                                         (ON BEHALF OF THE REGISTRANT AND AS
                                                         PRINCIPAL FINANCIAL AND ACCOUNTING
                                                         OFFICER)
Date: May 5, 1997

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                               DESCRIPTION                                             PAGE NO.
-----------  ------------------------------------------------------------------------------------------------  ---------
      10.01  Registrant's 1996 Equity Plan, as amended and restated on March 24, 1997........................
      10.15  Registrant's 1996 Bonus and Deferred Sales Compensation Plan, as amended and restated on March
               24, 1997......................................................................................
      10.22  Consulting Agreement between Hambrecht & Quist L.L.C. and William J. Perry, dated April 1,
               1997..........................................................................................
      27     Financial Data Schedule.........................................................................