Form 10-Q
period 1997-06-30
HAMBRECHT & QUIST GROUP
filed 1997-07-31
CIK 1017267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q
                                ---------------

(Mark One)

/X/                QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

/ /               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from           to

                         Commission file number 1-11855

                            ------------------------

                            HAMBRECHT & QUIST GROUP
             (Exact name of Registrant as specified in its charter)

                            ------------------------

             Delaware                           94-3246636
                                     (I.R.S. Employer Identification
   (State or other jurisdiction                     No.)
of incorporation or organization)

                                ONE BUSH STREET
                        SAN FRANCISCO, CALIFORNIA 94104

          (Address of principal executive offices, including zip code)

                                 (415) 439-3000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_ No ____

    23,756,792 shares of Common Stock were issued and outstanding as of July 25, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            HAMBRECHT & QUIST GROUP
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements............................................................................           3

Item 2.    Management's Discussion and Analysis of Financial Condition and Results                                   13
             of Operations.................................................................................

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................          19

Item 6.    Exhibits and Reports on Form 8-K................................................................          19

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            HAMBRECHT & QUIST GROUP
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1996 AND JUNE 30, 1997

                                                              SEPTEMBER 30,     JUNE 30,
                                                                  1996            1997
                                                              -------------   ------------
                                                                              (UNAUDITED)
                                          ASSETS
Cash and cash equivalents...................................  $  50,031,534   $ 32,333,538
Receivables:
  Customers (net of allowance of $900,000 and $1,200,000,
    respectively)...........................................    168,416,287    208,225,782
  Lewco Securities Corp.....................................     80,532,188     26,164,921
  Syndicate managers........................................     12,742,898      7,060,676
  Related parties...........................................     17,929,657     14,097,028
  Notes.....................................................     10,500,000     17,504,955
  Lease.....................................................      4,335,668      4,277,875
  Income taxes..............................................        806,062      5,601,634
  Other.....................................................      1,484,820      5,433,318
Marketable trading securities, at market value..............     66,738,999     37,350,400
Long-term investments, at estimated fair value..............     69,931,210    114,710,553
Deferred income taxes.......................................     37,595,489     49,770,955
Furniture, equipment and leasehold improvements, net of
  accumulated depreciation and amortization.................     13,167,152     17,634,698
Leased assets, net of accumulated depreciation..............      3,049,051      2,757,433
Exchange memberships, at cost (market value--$1,325,000 and
  $1,690,000, respectively).................................        656,000        656,000
                                                              -------------   ------------
    Total assets............................................  $ 537,917,015   $543,579,766
                                                              -------------   ------------
                                                              -------------   ------------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Payables:
  Customers.................................................  $ 142,489,752   $107,578,182
  Compensation and benefits.................................    100,351,165     89,625,336
  Syndicate settlements.....................................     18,530,743      8,438,091
  Trade accounts payable....................................      2,483,361      3,306,537
  Accrued expenses and other................................     22,929,770     30,054,512
Securities sold, not yet purchased, at market value.........     16,055,953     12,733,177
Debt obligations............................................      8,364,822      4,741,000
                                                              -------------   ------------
    Total liabilities.......................................    311,205,566    256,476,835
                                                              -------------   ------------
Commitments and contingencies
Stockholders' equity:
  Common stock (par value $0.01 and 100,000,000 shares
    authorized as of September 30, 1996 and June 30, 1997;
    22,693,930 and 23,758,244 issued and outstanding as of
    September 30, 1996 and June 30, 1997, respectively).....        226,939        237,581
  Additional paid-in capital................................    116,643,623    135,247,640
  Notes receivable from employees for purchases of common
    stock...................................................    (13,550,503)    (5,590,683)
  Retained earnings.........................................    124,056,614    157,520,755
  Net unrealized gains (losses) on Guaranty Finance's
    long-term investments...................................       (665,224)       116,606
  Treasury stock, at cost, 20,000 shares....................       --             (428,968)
                                                              -------------   ------------
    Total stockholders' equity..............................    226,711,449    287,102,931
                                                              -------------   ------------
    Total liabilities and stockholders' equity..............  $ 537,917,015   $543,579,766
                                                              -------------   ------------
                                                              -------------   ------------

        The accompanying notes are an integral part of these statements.

                            HAMBRECHT & QUIST GROUP
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                   -----------------------------  ------------------------------
                                                        1996           1997            1996            1997
                                                   --------------  -------------  --------------  --------------
                                                            (UNAUDITED)                    (UNAUDITED)
REVENUES:
  Principal transactions.........................  $   31,356,849  $  31,085,021  $   75,354,041  $   86,651,696
  Agency commissions.............................      11,729,302     10,293,050      29,094,102      31,822,281
  Investment banking.............................      46,468,148     12,074,122     130,521,396      60,132,870
  Corporate finance fees.........................       5,690,904      9,572,275      31,946,871      34,849,234
  Interest and dividends.........................       4,048,965      5,964,199      10,711,212      15,774,646
  Net investment gains...........................       3,778,782      9,705,104      19,087,264      10,063,905
  Other..........................................       5,581,507      3,605,783      17,881,342      12,557,064
                                                   --------------  -------------  --------------  --------------
    Total revenues...............................     108,654,457     82,299,554     314,596,228     251,851,696
                                                   --------------  -------------  --------------  --------------
EXPENSES:
  Compensation and benefits......................      55,859,162     42,461,762     159,738,075     129,048,309
  Brokerage and clearance........................       3,898,996      5,154,672      10,017,157      12,476,832
  Occupancy and equipment........................       2,552,676      4,678,536       7,145,896      12,074,299
  Communications.................................       2,782,047      3,802,359       7,309,838      10,863,054
  Interest.......................................       1,072,359        447,105       3,275,579       3,182,382
  Other..........................................       7,903,165      7,515,077      20,590,556      24,449,428
                                                   --------------  -------------  --------------  --------------
    Total expenses...............................      74,068,405     64,059,511     208,077,101     192,094,304
                                                   --------------  -------------  --------------  --------------
    Income before income tax provision...........      34,586,052     18,240,043     106,519,127      59,757,392

INCOME TAX PROVISION.............................      12,141,779      8,025,621      36,493,611      26,293,251
                                                   --------------  -------------  --------------  --------------
    Net income...................................  $   22,444,273  $  10,214,422  $   70,025,516  $   33,464,141
                                                   --------------  -------------  --------------  --------------
                                                   --------------  -------------  --------------  --------------
EARNINGS PER SHARE...............................                  $        0.40                  $         1.31
                                                                   -------------                  --------------
                                                                   -------------                  --------------
WEIGHTED AVERAGE SHARES OUTSTANDING..............                     25,763,635                      25,464,725
                                                                   -------------                  --------------
                                                                   -------------                  --------------
PRO FORMA INFORMATION:
  Net income before income tax adjustment........  $   22,444,273                 $   70,025,516
  Income tax adjustment..........................      (3,076,084)                   (10,374,804)
                                                   --------------                 --------------
  Pro forma net income...........................  $   19,368,189                 $   59,650,712
                                                   --------------                 --------------
                                                   --------------                 --------------
  Pro forma earnings per share...................  $         0.94                 $         2.87
                                                   --------------                 --------------
                                                   --------------                 --------------
  Pro forma weighted average shares
    outstanding..................................      20,562,854                     20,781,014
                                                   --------------                 --------------
                                                   --------------                 --------------

        The accompanying notes are an integral part of these statements.

              HAMBRECHT & QUIST GROUP AND HAMBRECHT & QUIST, L.P.
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                               PARTNERS' CAPITAL
 FOR THE YEAR ENDED SEPTEMBER 30, 1996 AND THE NINE MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

                                                              HAMBRECHT & QUIST GROUP
                      -------------------------------------------------------------------------------------------------------
                      NUMBER OF                 ADDITIONAL                                            TREASURY
                        COMMON      COMMON       PAID-IN        NOTES        RETAINED    UNREALIZED   STOCK, AT  SUBTOTAL H&Q
                        SHARES       STOCK       CAPITAL      RECEIVABLE     EARNINGS    GAINS, NET     COST        GROUP
                      ----------  -----------  ------------  ------------  ------------  ----------   ---------  ------------
BALANCE, SEPTEMBER
  30, 1995..........  14,609,188  $25,412,585  $             $( 7,659,714) $ 72,205,112  $            $          $ 89,957,983
  Sales of common
    stock or
    partners'
    capital
    additions.......   2,080,348   11,994,895                  (7,831,585)      --                                  4,163,310
  Reductions of
    notes received
    for purchases of
    common stock....      --          --                        8,981,733       --                                  8,981,733
  Repurchases of
    common stock or
    partners'
    capital
    withdrawals.....    (608,368)  (2,201,212)                    --         (1,409,601)                           (3,610,813)
  Distribution of LP
    interest to
    Group Trust.....      --          --                          --          4,493,971                             4,493,971
  Transfer of LP
    notes receivable
    to H&Q..........      --          --                       (8,227,753)      --                                 (8,227,753)
  Net income through
    August 7,
    1996............      --          --                          --         33,688,550                            33,688,550
  Partners' capital
    distributions
    payable.........      --          --                          --            --                                    --
  Partners' capital
    distributions...      --          --                          --            --                                    --
  Change in net
    unrealized
    gains...........      --          --                          --            --                                    --
                      ----------  -----------  ------------  ------------  ------------  ----------   ---------  ------------
  Balance, August 7,
    1996............  16,081,168   35,206,268                 (14,737,319)  108,978,032                           129,446,981
  Distribution of
    cash and
    securities to LP
    Trust...........      --          --                          --            --                                    --
  Merger between H&Q
    and LP..........   2,587,762  (35,019,579)   56,366,873       --            --        (557,280)                20,790,014
  Purchase of
    additional
    interest in
    Guaranty
    Finance.........      --          --            --            --            --        (136,410)                  (136,410)
                      ----------  -----------  ------------  ------------  ------------  ----------   ---------  ------------
  Balance, August 8,
    1996............  18,668,930      186,689    56,366,873   (14,737,319)  108,978,032   (693,690)               150,100,585
  Sale of common
    stock in initial
    public offering
    plus net
    underwriting
    revenue of
    $425,000........   4,025,000       40,250    60,276,750       --            --          --                     60,317,000
  Reductions of
    notes received
    for purchases of
    common stock....      --          --            --          1,186,816       --          --                      1,186,816
  Net income from
    August 8 to
    September 30,
    1996............      --          --            --            --         15,078,582     --                     15,078,582
  Change in net
    unrealized
    losses..........      --          --            --            --            --          28,466                     28,466
                      ----------  -----------  ------------  ------------  ------------  ----------   ---------  ------------
BALANCE, SEPTEMBER
  30, 1996..........  22,693,930      226,939   116,643,623   (13,550,503)  124,056,614   (665,224)               226,711,449
  Sales of common
    stock...........   1,079,668       10,796    18,897,662      (289,035)      --          --                     18,619,423
  Forfeitures of
    common stock....     (15,354)        (154)     (293,645)      --            --          --                       (293,799)
  Reductions of
    notes received
    for purchases of
    common stock....      --          --            --          8,248,855       --          --                      8,248,855
  Net income........      --          --            --            --         33,464,141     --                     33,464,141
  Change in net
    unrealized
    gains...........      --          --            --            --            --         781,830                    781,830
  Purchase of 20,000
    shares of common
    stock...........      --          --            --            --            --          --         (428,968)     (428,968)
                      ----------  -----------  ------------  ------------  ------------  ----------   ---------  ------------
BALANCE, JUNE 30,
  1997..............  23,758,244  $   237,581  $135,247,640  $ (5,590,683) $157,520,755  $ 116,606    $(428,968) $287,102,931
                      ----------  -----------  ------------  ------------  ------------  ----------   ---------  ------------
                      ----------  -----------  ------------  ------------  ------------  ----------   ---------  ------------


                                            HAMBRECHT & QUIST, L.P.
                      --------------------------------------------------------------------
                       PARTNERS'       NOTES     DISTRIBUTIONS   UNREALIZED   SUBTOTAL H&Q
                        CAPITAL     RECEIVABLE      PAYABLE      GAINS, NET        LP          TOTAL
                      ------------  -----------  -------------   -----------  ------------  ------------
BALANCE, SEPTEMBER
  30, 1995..........  $ 26,194,002  $(2,232,013) $(10,445,367)   $ 1,987,478  $ 15,504,100  $105,462,083
  Sales of common
    stock or
    partners'
    capital
    additions.......     7,595,591   (7,333,171)      --             --            262,420     4,425,730
  Reductions of
    notes received
    for purchases of
    common stock....       --         1,337,431       --             --          1,337,431    10,319,164
  Repurchases of
    common stock or
    partners'
    capital
    withdrawals.....      (420,344)     --            --             --           (420,344)   (4,031,157)
  Distribution of LP
    interest to
    Group Trust.....       --           --            --             --            --          4,493,971
  Transfer of LP
    notes receivable
    to H&Q..........       --         8,227,753       --             --          8,227,753       --
  Net income through
    August 7,
    1996............    39,834,040      --            --             --         39,834,040    73,522,590
  Partners' capital
    distributions
    payable.........       --           --        (14,034,971)       --        (14,034,971)  (14,034,971)
  Partners' capital
    distributions...   (24,480,338)     --         24,480,338        --            --            --
  Change in net
    unrealized
    gains...........       --           --            --           1,101,224     1,101,224     1,101,224
                      ------------  -----------  -------------   -----------  ------------  ------------
  Balance, August 7,
    1996............    48,722,951      --            --           3,088,702    51,811,653   181,258,634
  Distribution of
    cash and
    securities to LP
    Trust...........   (27,375,657)     --            --          (3,645,982)  (31,021,639)  (31,021,639)
  Merger between H&Q
    and LP..........   (21,347,294)     --            --             557,280   (20,790,014)      --
  Purchase of
    additional
    interest in
    Guaranty
    Finance.........       --           --            --             --            --           (136,410)
                      ------------  -----------  -------------   -----------  ------------  ------------
  Balance, August 8,
    1996............       --           --            --             --            --        150,100,585
  Sale of common
    stock in initial
    public offering
    plus net
    underwriting
    revenue of
    $425,000........                                                                          60,317,000
  Reductions of
    notes received
    for purchases of
    common stock....                                                                           1,186,816
  Net income from
    August 8 to
    September 30,
    1996............                                                                          15,078,582
  Change in net
    unrealized
    losses..........                                                                              28,466
                      ------------  -----------  -------------   -----------  ------------  ------------
BALANCE, SEPTEMBER
  30, 1996..........       --           --            --             --            --        226,711,449
  Sales of common
    stock...........                                                                          18,619,423
  Forfeitures of
    common stock....                                                                            (293,799)
  Reductions of
    notes received
    for purchases of
    common stock....                                                                           8,248,855
  Net income........                                                                          33,464,141
  Change in net
    unrealized
    gains...........                                                                             781,830
  Purchase of 20,000
    shares of common
    stock...........                                                                            (428,968)
                      ------------  -----------  -------------   -----------  ------------  ------------
BALANCE, JUNE 30,
  1997..............  $    --       $   --       $    --         $   --       $    --       $287,102,931
                      ------------  -----------  -------------   -----------  ------------  ------------
                      ------------  -----------  -------------   -----------  ------------  ------------

        The accompanying notes are an integral part of these statements.

                            HAMBRECHT & QUIST GROUP

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1997

                                                                                                     1996            1997
                                                                                                --------------  --------------
                                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES..........................................................  $   16,899,692  $   26,581,167
                                                                                                --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of long-term investments..........................................................     (21,830,927)    (56,873,229)
  Proceeds from sales/distributions of long-term investments..................................      25,797,630      28,679,773
  Purchases of furniture, equipment and leasehold improvements................................      (6,057,367)     (9,259,483)
  Increases in notes receivable...............................................................        --           (12,175,375)
  Repayments of notes receivable..............................................................        --             5,170,420
  (Increases) decreases in lease receivables, net.............................................        (875,138)         57,791
  Purchases of leased assets..................................................................        --            (1,446,817)
  Proceeds from sales of leased assets........................................................       7,725,273        --
                                                                                                --------------  --------------
Net cash and cash equivalents provided by (used in) investing activities......................       4,759,471     (45,846,920)
                                                                                                --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations..............................................................      14,879,539      11,059,227
  Repayments of debt obligations..............................................................     (17,398,776)    (14,683,048)
  Proceeds from sales of common stock and partners' capital contributions.....................       4,253,538       5,620,546
  Repurchases of common stock and partners' capital withdrawals...............................      (4,031,157)       --
  Partners' capital distributions.............................................................     (24,485,893)       --
  Purchases of treasury stock.................................................................        --              (428,968)
  Distributions to minority interestholder....................................................        (300,000)       --
                                                                                                --------------  --------------
Net cash and cash equivalents provided by (used in) financing activities......................     (27,082,749)      1,567,757
                                                                                                --------------  --------------
DECREASE IN CASH AND CASH EQUIVALENTS.........................................................      (5,423,586)    (17,697,996)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................................      34,754,568      50,031,534
                                                                                                --------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................................  $   29,330,982  $   32,333,538
                                                                                                --------------  --------------
                                                                                                --------------  --------------

        The accompanying notes are an integral part of these statements.

                            HAMBRECHT & QUIST GROUP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

                                  (UNAUDITED)

1. BASIS OF PRESENTATION:

    The condensed consolidated financial statements include Hambrecht & Quist Group and its subsidiaries ("H&Q" or the "Company"). H&Q was formed in August 1996 to be the sole parent of Hambrecht & Quist California, a California corporation (formerly known as Hambrecht & Quist Group) ("H&Q California") and to succeed to the assets of Hambrecht & Quist, L.P., a California limited partnership ("LP"). The historical condensed consolidated financial statements include the combined operations of H&Q California and LP. Refer to Note 1 of the consolidated financial statements as of and for the year ended September 30, 1996 ("1996 Consolidated Financial Statements") for a detailed description of the Company's organizational structure, including the effects of the restructuring transactions (the "Restructuring") completed in August 1996. Such 1996 Consolidated Financial Statements are included in the Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934.

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

    The preparation of financial statements requires the use of certain estimates by management in determining the entity's assets, liabilities, revenues and expenses. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Actual results could differ from those estimates. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

    The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 1997, the results of operations for the three month and nine month periods ended June 30, 1996 and 1997 and the cash flows for the nine month periods ended June 30, 1996 and 1997.

2. PRO FORMA INCOME TAX ADJUSTMENT AND PRO FORMA EARNINGS PER SHARE:

    PRO FORMA INCOME TAX ADJUSTMENT

    For the three month and nine month periods ended June 30, 1996, no provision was made in the financial statements for income taxes related to the income of LP. Pursuant to applicable federal and state income tax regulations, all income or loss of LP was reportable by each partner directly to the taxing authority. As part of the Restructuring (see Note 1), LP merged into the Company and ceased to exist. For financial reporting purposes, the 1996 condensed consolidated statements of operations for the three month and nine month periods ended June 30, 1996 include pro forma income tax adjustments of $3,076,084 and $10,374,804, respectively, representing taxes on LP's income as if LP's earnings were subject to income taxes at an effective tax rate of 44 percent.

    PRO FORMA EARNINGS PER SHARE

    Pro forma earnings per share for the 1996 periods is determined by dividing pro forma net income by the weighted-average number of common shares, including common share equivalents, outstanding during the period.

3. BASIC AND DILUTED EARNINGS PER SHARE:

    In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). The Company will be required to adopt SFAS 128 in its 1998 fiscal year. SFAS 128 replaces primary and fully diluted

                            HAMBRECHT & QUIST GROUP

                                 JUNE 30, 1997

                                  (UNAUDITED)

3. BASIC AND DILUTED EARNINGS PER SHARE: (CONTINUED) earnings per share with basic and diluted earnings per share calculations. Basic earnings per share is computed by dividing net income by weighted average shares outstanding. Diluted earnings per share is computed by dividing net income by weighted average shares outstanding including the dilutive effects of stock options. Diluted earnings per share calculations result in the same earnings per share as currently reported by the Company. The Company's pro forma basic and diluted earnings per share for the periods presented are as follows (the 1996 amounts are calculated using pro forma net income as discussed in Note 2):

                                                                                        BASIC       DILUTED
                                                                                      EARNINGS     EARNINGS
                                                                                      PER SHARE    PER SHARE
                                                                                     -----------  -----------
For The Three Months Ended--
  June 30, 1997....................................................................   $    0.43    $    0.40
  June 30, 1996....................................................................   $    1.04    $    0.94

For The Nine Months Ended--
  June 30, 1997....................................................................   $    1.43    $    1.31
  June 30, 1996....................................................................   $    3.15    $    2.87

4. RECEIVABLES FROM RELATED PARTIES:

    Notes receivable from related parties and employees were $3,001,858 and $2,827,474 at September 30, 1996 and June 30, 1997, respectively. Such amounts include notes receivable from Asia Pacific of $1,792,740 and $1,757,670, respectively.

    Asset management fees and profit participations receivable of $10,349,674 and $6,920,188 at September 30, 1996 and June 30, 1997, respectively, include profit participations receivable of $9,831,883 and $5,944,191, respectively from venture and investment partnerships managed by Venture Partners.

    Related party and employee advances were $4,578,125 and $4,349,366 at September 30, 1996 and June 30, 1997, respectively. Such amounts include temporary advances made to related parties for operating expenses and purchases of

                            HAMBRECHT & QUIST GROUP

                                 JUNE 30, 1997

                                  (UNAUDITED)

4. RECEIVABLES FROM RELATED PARTIES: (CONTINUED) investments. Of the amount outstanding at June 30, 1997, $3,263,190 relates to advances to affiliates, directors and employees for purchases of investments made on their behalf. Such amounts are repaid within 30 days.

5. MARKETABLE TRADING SECURITIES AND SECURITIES SOLD, NOT YET PURCHASED:

    At September 30, 1996 and June 30, 1997, marketable trading securities and securities sold, not yet purchased, consisted of the following:

                                SEPTEMBER 30,    JUNE 30,
                                    1996           1997
                                -------------   -----------
Marketable trading
  securities--
  Equity securities...........   $20,510,871    $19,275,032
  Convertible bonds...........     6,537,960        --
  Options.....................       119,042        258,234
  U.S. government
    securities................    39,571,126     17,817,134
                                -------------   -----------
                                 $66,738,999    $37,350,400
                                -------------   -----------
                                -------------   -----------
Securities sold, not yet
  purchased--
  Equity securities...........   $14,313,068    $ 9,527,687
  Convertible bonds...........     1,403,500        --
  Options.....................       339,385      3,205,490
                                -------------   -----------
                                 $16,055,953    $12,733,177
                                -------------   -----------
                                -------------   -----------

                            HAMBRECHT & QUIST GROUP

                                 JUNE 30, 1997

                                  (UNAUDITED)

6. LONG-TERM INVESTMENTS:

    At September 30, 1996 and June 30, 1997, the Company's long-term investments, at estimated fair value, consisted of the following:

                                                                        SEPTEMBER 30,     JUNE 30,
                                                                            1996            1997
                                                                        -------------   ------------
Marketable equity securities available for sale by Guaranty Finance
  and Transition Capital..............................................   $ 9,078,811    $ 14,169,813
Marketable equity securities--other...................................    15,266,887      27,143,670
The BISYS Group, Inc. common stock....................................     7,650,518       5,829,648
                                                                        -------------   ------------
    Total marketable investments......................................    31,996,216      47,143,131
                                                                        -------------   ------------
Nonmarketable securities and investment partnership interests.........    24,383,763      41,057,814
Venture Partners and affiliated venture capital funds.................     9,527,910      15,964,809
Venture capital funds managed by others...............................     1,913,042       8,434,520
Lewco Securities......................................................     2,110,279       2,110,279
                                                                        -------------   ------------
    Total nonmarketable investments...................................    37,934,994      67,567,422
                                                                        -------------   ------------
    Total long-term investments.......................................   $69,931,210    $114,710,553
                                                                        -------------   ------------
                                                                        -------------   ------------

    The cost of the Company's long-term investments at September 30, 1996 and June 30, 1997, was $52,489,136 and $104,162,245, respectively.

    Following is an analysis of the net investment gains and losses for the three month and nine month periods ended June 30, 1996 and 1997:

                                                        FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                        ---------------------------  ----------------------------
                                                            1996          1997           1996           1997
                                                        ------------  -------------  -------------  -------------
Realized gains........................................  $  9,644,569  $  12,332,315  $  22,942,603  $  18,081,571
Change in unrealized gains and losses, net............    (5,865,787)    (2,627,211)    (3,855,339)    (8,017,666)
                                                        ------------  -------------  -------------  -------------
  Net investment gains and losses from long-term
    investments.......................................  $  3,778,782  $   9,705,104  $  19,087,264  $  10,063,905
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------

    Included in net investment gains and losses are net realized and unrealized gains on BISYS holdings of $1,466,709 and $2,019,584 for the three month periods ended June 30, 1996 and 1997, respectively and $14,687,227 and $2,353,871 for the nine month periods ended June 30, 1996 and 1997, respectively.

                            HAMBRECHT & QUIST GROUP

                                 JUNE 30, 1997

                                  (UNAUDITED)

6. LONG-TERM INVESTMENTS: (CONTINUED)
    The cost and estimated fair values of investments in marketable equity securities available for sale by Guaranty Finance and Transition Capital at September 30, 1996 and June 30, 1997 are as follows:

                                                                  SEPTEMBER 30,    JUNE 30,
                                                                      1996           1997
                                                                  -------------  -------------
Cost............................................................   $ 9,839,090   $  14,036,571
Gross unrealized gains..........................................       500,588       1,738,367
Gross unrealized losses.........................................    (1,260,867)     (1,605,125)
                                                                  -------------  -------------
Estimated fair value............................................   $ 9,078,811   $  14,169,813
                                                                  -------------  -------------
                                                                  -------------  -------------

    Gross proceeds, gross realized gains and gross realized losses from sales of investments in marketable equity securities available for sale by Guaranty Finance for the three month and nine month periods ended June 30, 1996 and 1997 are as follows:

                                                      FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                      --------------------------    --------------------------
                                                         1996           1997           1996           1997
                                                      -----------    -----------    -----------    -----------
Gross proceeds....................................    $   467,534    $   978,772    $ 3,499,294    $ 1,242,308
Gross realized gains..............................        147,227        108,125      1,558,405        180,956
Gross realized losses.............................        --                 917        --                 917

7. RELATED-PARTY TRANSACTIONS:

    Included in other revenues are management fees and profit participation distributions from venture capital funds of $3,292,851 and $2,169,907 for the three month periods ended June 30, 1996 and 1997, respectively and $12,443,646 and $7,301,407 for the nine month periods ended June 30, 1996 and 1997, respectively.

8. EMPLOYEE BENEFIT PLANS:

    SAVINGS AND EMPLOYEE STOCK OWNERSHIP TRUST

    In December 1996, the Company issued 66,977 shares of common stock valued at $1,414,889 to the ESOP in satisfaction of compensation and benefits payable.

    As of June 30, 1997, the ESOP owned approximately 7.85 percent of the H&Q common stock outstanding.

    BONUS AND DEFERRED SALES COMPENSATION PLAN

    The Company paid semiannual bonuses in October 1996 and April 1997. Under the Compensation Plan, 385,422 shares valued at $7,339,761 were issued to executives and professionals effective October 1, 1996 and 335,916 shares valued at $5,542,614 were issued to executives and professionals effective April 1, 1997. The October amounts were included in compensation and benefits payable as of September 30, 1996.

                            HAMBRECHT & QUIST GROUP

                                 JUNE 30, 1997

                                  (UNAUDITED)

8. EMPLOYEE BENEFIT PLANS: (CONTINUED)
    STOCK OPTION PLANS

    Details of stock options are as follows:

                                                                  NUMBER
                                                                 OF SHARES    EXERCISE PRICE
                                                                -----------  -----------------
Outstanding at September 30, 1995.............................    2,934,428  $   2.04 - $ 5.54
  Granted.....................................................    4,530,320  $   6.52 - $13.75
  Exercised...................................................   (1,609,628) $   2.10 - $ 4.74
  Canceled....................................................     (157,600) $   2.62 - $ 5.54
                                                                -----------
Outstanding at September 30, 1996.............................    5,697,520  $   2.04 - $13.75
  Granted.....................................................      266,600  $  16.13 - $24.00
  Exercised...................................................     (164,988) $   2.04 - $11.25
  Canceled....................................................     (186,030) $   5.54 - $11.25
                                                                -----------
Outstanding at June 30, 1997..................................    5,613,102  $   2.10 - $24.00
                                                                -----------
                                                                -----------

    Of the outstanding options at June 30, 1997, 1,566,713 had vested.

    STOCK APPRECIATION RIGHTS

    Compensation expense recorded for SARs awards was $1,395,078 and $9,461,954 for the three month and nine month periods ended June 30, 1996, respectively. No SARs were awarded for the 1997 fiscal year. A 1997 payment of $3,840,900 was made on January 15, 1997.

    The total SARs liability at June 30, 1997, included in compensation and benefits payable, will be paid out as follows:

1998............................................................................  $  3,396,809
1999............................................................................     3,620,338
                                                                                  ------------
                                                                                  $  7,017,147
                                                                                  ------------
                                                                                  ------------

9. STOCK REPURCHASE PROGRAM:

    In January 1997, the Board of Directors approved the Stock Repurchase Program under which the Company is authorized to purchase up to 2,000,000 shares of the Company's common stock in the open market. The shares acquired under the Stock Repurchase Program will be used in part to satisfy the Company's obligations under the Compensation Plan and various stock option plans. In March 1997, the Company purchased 20,000 shares of the Company's common stock and is holding such shares as treasury stock at June 30, 1997.

                            HAMBRECHT & QUIST GROUP

                                 JUNE 30, 1997

                                  (UNAUDITED)

10. NET CAPITAL REQUIREMENTS:

    At September 30, 1996 and June 30, 1997, H&Q LLC's regulatory net capital of $49,975,660 and $61,218,327, respectively, was 22 percent and 29 percent, respectively, of aggregate debit items and its net capital in excess of the minimum required was $45,489,559 and $56,966,423, respectively.

11. COMMITMENTS AND CONTINGENCIES:

    Lewco conducts a stock borrow/stock lending business. On behalf of Lewco, the Company has agreed to guarantee its proportional share of secured loans resulting from this business. The Company's contingent liability relating to its net unsecured position under this indemnity agreement was $5,184,326 and $5,996,488 at September 30, 1996 and June 30, 1997, respectively.

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

    H&Q has indemnified certain of its officers, directors and agents, and certain of its affiliates, as permitted under applicable law. Under these provisions, H&Q itself is and will be subject to indemnification assertions by officers, directors, agents or certain of its affiliates who are or may become defendants in litigation that may result in the normal course of business. Although the ultimate outcome of indemnification assertions outstanding as of June 30, 1997 cannot be ascertained at this time, it is the opinion of the Company's management, based on discussions with counsel, that the resolution of these assertions will not have a material adverse effect on the Company's financial statements taken as a whole.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE STATEMENTS IN THIS QUARTERLY REPORT THAT RELATE TO FUTURE PLANS, EVENTS, OR PERFORMANCE ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE RELATING TO THE EFFECTS OF FUTURE GROWTH, INTERNATIONAL EXPANSION PLANS, THE COMPANY'S PRINCIPAL INVESTMENT ACTIVITIES AND ITS CURRENT EQUITY CAPITAL LEVELS. ACTUAL RESULTS MIGHT DIFFER MATERIALLY DUE TO A VARIETY OF IMPORTANT FACTORS. THESE FACTORS INVOLVE RISKS AND UNCERTAINTIES RELATING TO, AMONG OTHER THINGS, GENERAL ECONOMIC AND MARKET CONDITIONS, CHANGES IN INTEREST RATES, STOCK MARKET PRICES AND MUTUAL FUND CASH INFLOWS OR OUTFLOWS, CHANGES IN THE TECHNOLOGY AND HEALTHCARE INDUSTRIES AND OTHER INDUSTRIES IN WHICH THE COMPANY IS ACTIVE, CHANGES IN DEMAND FOR INVESTMENT BANKING AND SECURITIES BROKERAGE SERVICES, COMPETITIVE CONDITIONS WITHIN THE SECURITIES INDUSTRY, THE COMPANY'S ABILITY TO RECRUIT AND RETAIN KEY EMPLOYEES, CHANGES IN SECURITIES AND BANKING LAWS AND REGULATIONS, TRADING AND PRINCIPAL INVESTMENT ACTIVITIES, LITIGATION AND OTHER FACTORS DISCUSSED BELOW IN "OVERVIEW" AND IN THE COMPANY'S 1996 ANNUAL REPORT ON FORM 10-K (THE "FORM 10-K").

    THE FOLLOWING ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HAMBRECHT & QUIST GROUP AND SUBSIDIARIES SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, THE RELATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION INCLUDED ELSEWHERE HEREIN AND IN THE COMPANY'S FORM 10-K AND FORM 10-Q'S FOR THE COMPANY'S FIRST AND SECOND FISCAL QUARTERS.

OVERVIEW

    Hambrecht & Quist Group ("H&Q" or the "Company") is a holding company for Hambrecht & Quist California ("H&Q California"), whose primary subsidiary, Hambrecht & Quist L.L.C. ("H&Q LLC"), is an investment banking firm and securities broker-dealer. H&Q California's other subsidiaries and affiliates are engaged in investment banking, venture capital fund management, investment advisory and lease and other asset-based financing activities.

    EFFECTS OF MARKET CONDITIONS

    The Company's business depends to a substantial extent on the market for public equity offerings by emerging growth companies, particularly companies in the technology and healthcare industries. The securities market is affected by general economic and market conditions, including fluctuations in interest rates, the volume of securities trading, price levels of securities and the flow of investor funds into and out of equity mutual funds, and by factors that apply to particular industries, such as technological advances and changes in the regulatory environment. Substantial fluctuations can occur and have occurred in the Company's operating results due to these factors and other factors. In periods of reduced market activity, profitability has been and is likely to be adversely affected. Accordingly, net earnings for any period should not be considered representative of any other period.

    For example, the Company's results of operations for the nine months ended June 30, 1996 were achieved during consistently favorable economic and market conditions for equity offerings by companies in the industries and of the size on which the Company focuses. By contrast, during the second and third quarters of fiscal 1997, the economic and market conditions were not as favorable for such equity offerings, particularly for equity offerings of emerging growth technology companies. As a result, during the nine month period ended June 30, 1997, the Company managed or co-managed 63 public offerings compared to 113 for the same period ended June 30, 1996. Investment banking revenue decreased 54% from $130.5 million for the nine month period ended June 30, 1996 compared to $60.1 million for the nine month period ended June 30, 1997, and decreased as a percentage of revenues from 41% to 24%.

    EFFECTS OF COMPETITION

    The securities business is intensely competitive. Many of the Company's competitors have greater capital, financial and other resources than the Company. The securities business has also recently been experiencing consolidation, including the acquisition of several of the Company's competitors by large commercial banks, providing competitors of the Company with increased financial and other resources. In addition, the level of competition for key personnel has been increasing. The Company has experienced losses of research, investment banking and sales and trading professionals from time to time and there can be no assurance that losses of key personnel due to competition or other factors will not occur in the future.

    EFFECTS OF COMPANY FACTORS AND GROWTH STRATEGIES

    Over the past several years, and increasingly in the past year, the Company has experienced significant growth in the scope of its business activities and the number of its employees. Average employee headcount was 557 in the nine month period ended June 30, 1996, compared to 748 in the nine month period ended June 30, 1997.

    The scope of the Company's business activities has increased and is expected to continue to increase to include a significantly higher level of principal investment activities, as more fully described below in "Effects of Principal Investment Activities", new business activities and increased emphasis on building existing operations, such as the Executive Financial Services group and the Company's international operations. Growth in the Company's international operations during the second fiscal quarter of 1997 included the establishment of a strategic relationship in Israel. Additionally, during the quarter ended June 30, 1997, the Company agreed in principle to acquire from a French financial institution the 50% of Hambrecht & Quist Saint Dominique that it does not already own. There can be no assurance that the Company will be successful in further increasing the scope of its business activities, including its international operations, or that any action taken to develop such operations will not have an adverse effect on the Company's existing operations.

    The number of employees has increased significantly from both the increased scope of business activities and the growth of existing operations. This employee growth has increased fixed expenses associated with compensation and benefits costs, occupancy and equipment costs and communications costs. Such fixed expenses are expected to continue to grow in the future. Any failure to effectively manage the Company's growth through the investment in management personnel, financial and management systems and controls, and facilities could have an adverse affect on the Company's operations.

    EFFECTS OF PRINCIPAL INVESTMENT ACTIVITIES

    The Company makes principal investments for strategic purposes and financial returns. As part of the Company's principal investment activities, it purchases equity and debt securities or makes commitments to purchase such securities from public and private companies. Such investments may involve substantial amounts of capital and significant exposure to any one company or business, as well as to market, credit and liquidity risks. This level of investment activity has increased compared to prior periods. For example, during the nine months ended June 30, 1997, the Company purchased $56.9 million in principal investments compared to $21.8 million during the nine months ended June 30, 1996. The Company expects to continue its principal investment activities in subsequent quarters through direct investments in public and private companies, investments in funds managed by the Company or by investment management entities in which the Company has an interest, investments in other special situation funds managed by outside fund managers and investments in joint ventures. However, there can be no assurance that the level and quality of potential investment opportunities made available to the Company will be sufficient to support such increased level of principal investing or that any future or historical investments will achieve a level of financial performance consistent with the Company's objectives.

    The Company accounts for its marketable investments in public companies at prevailing market prices, less discounts for illiquid or restricted holdings. The Company accounts for its nonmarketable investments in private companies at estimated fair value as determined by management of the Company. Such marketable and nonmarketable investments are presented in the Company's balance sheets as long-term investments. At September 30, 1996 and June 30, 1997, the Company's long-term investments totaled $69.9 million and $114.7 million, respectively. Net investment gains are included in the Company's statement of operations and include net realized gains and losses and the net change in unrealized gains and losses for the period. For the nine month periods ended June 30, 1996 and 1997, net investment gains totaled $19.1 million and $10.1 million, respectively.

    Principal investing activities, which have historically been a significant contributor to the Company's revenues and earnings, are not predictable and do not necessarily correlate with general market conditions. These results, which in any reporting period may be influenced by a limited number of investments and transactions, can vary widely from year to year and quarter to quarter. For example, the Company reported net investment gains of $5.1 million and $9.7 million in the first and third fiscal quarters of 1997 and a net investment loss of $4.8 million in the second fiscal quarter of 1997.

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

    On August 8, 1996, the Company effected a series of restructuring transactions (the "Restructuring"), pursuant to which, among other things, (i) LP transferred cash and assets totaling $31.0 million to a liquidating trust for the benefit of LP's partners, (ii) Hambrecht & Quist Guaranty Finance, LLC ("Guaranty Finance") distributed assets whose book value was approximately $2.5 million to its equity owners other than LP, (iii) LP and H&Q California entered into separate merger transactions, pursuant to which LP was merged into the Company and H&Q California became a wholly owned subsidiary of the Company, and
(iv) the equity holders of H&Q California and LP became owners of shares of the Company's common stock.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1997

    REVENUES. Total revenues for the period decreased 24% from $108.6 million for the three months ended June 30, 1996 to $82.3 million for the three months ended June 30, 1997.

    Principal transactions revenue decreased 1% from $31.4 million to $31.1 million.

    Agency commissions decreased 12% from $11.7 million to $10.3 million. The Company processed fewer agency transactions during the three month period ended June 30, 1997 compared to the same three month period ended June 30, 1996.

    Investment banking revenue decreased 74% from $46.5 million to $12.1 million, and decreased as a percentage of revenues from 43% to 15%. The Company managed or co-managed 39 public offerings during the three month period ended June 30, 1996, compared to 14 during the three month period ended June 30, 1997.

    Corporate finance fees increased 68% from $5.7 million to $9.6 million.

    Interest and dividend revenue increased 47% from $4.0 million to $6.0 million. The increase related primarily to interest earned on higher average customer margin loans outstanding and higher average investments in cash equivalents outstanding during the period.

------------------------

(1) Refer to Note 1 of Notes to the 1996 Annual Consolidated Financial Statements, as included in the Companys Form 10-K, for a detailed description of the Companys organizational structure, including the effects of the restructuring transactions completed in August 1996.

    Net investment gains for the three month period increased 157% from $3.8 million to $9.7 million. Net investment gains included realized and unrealized gains on the Company's investment in BISYS of $1.5 million for the three months ended June 30, 1996 and $2.0 million for the three months ended June 30, 1997. Additionally, approximately 40% of the net investment gains for the three months ended June 30, 1997 was attributable to an investment in one company.

    Other revenues decreased 35% from $5.6 million to $3.6 million. The decrease was due primarily to the recognition by Guaranty Finance of a $3.3 million gain on the sale of a building in the 1996 period.

    EXPENSES. Total expenses for the period decreased 14% from $74.1 million for the three months ended June 30, 1996 to $64.1 million for the three months ended June 30, 1997.

    Compensation and benefits expense decreased 24% from $55.9 million to $42.5 million. The decrease was due primarily to lower bonus expenses accrued on lower revenues. Compensation and benefits expense as a percentage of total revenues increased from 51% to 52%.

    Brokerage and clearance expense increased 32% from $3.9 million to $5.2 million. The percentage increase was primarily attributable to higher transaction processing charges from Lewco Securities Corp. and the settlement of clearance charges related to prior periods.

    Occupancy and equipment expense increased 83% from $2.6 million to $4.7 million as a result of increases in depreciation expense related to computer and telecommunication equipment upgrades and procurements for new employees and increases in rent expense for additional office space.

    Communications expense increased 37% from $2.8 million to $3.8 million. This increase was due to increases in telecommunications expenses and quotes and information services expenses resulting from the hiring of additional employees.

    Interest expense decreased 58% from $1.1 million to $447,000. This decrease related primarily to lower average borrowings outstanding during the three month period ended June 30, 1997.

    Other expenses decreased 5% from $7.9 million to $7.5 million. This decrease was primarily attributable to lower professional services fees.

    INCOME TAX PROVISION. The Company's effective income tax rate was 35% for the three month period ended June 30, 1996 and increased to 44% for the three month period ended June 30, 1997. The Company's effective income tax rate in the 1996 fiscal period was less than the combined federal and state statutory income tax rates because LP was not subject to corporate federal or state income tax. The Company's higher effective tax rate in the 1997 fiscal period resulted from the effects of the Restructuring. Subsequent to the Restructuring, all Company income became subject to corporate federal and state income tax. The pro forma income tax adjustment for the 1996 fiscal period was determined assuming that all of the Company's combined operations had been subject to corporate federal and state income tax.

    NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1997

    REVENUES. Total revenues for the period decreased 20% from $314.6 million for the nine months ended June 30, 1996 to $251.9 million for the nine months ended June 30, 1997.

    Principal transactions revenue increased 15% from $75.4 million to $86.7 million. This increase was due to an increase in Nasdaq market activity during the Company's first two fiscal quarters and the expansion of the Company's equity sales and trading capabilities.

    Agency commissions increased 9% from $29.1 million to $31.8 million. This increase was due to the expansion of the Company's listed equity business primarily during the Company's first two fiscal quarters.

    Investment banking revenue decreased 54% from $130.5 million to $60.1 million, and decreased as a percentage of revenues from 41% to 24%. The Company managed or co-managed 113 public offerings during the nine month period ended June 30, 1996, compared to 63 during the nine month period ended June 30, 1997.

    Corporate finance fees increased 9% from $31.9 million to $34.8 million.

    Interest and dividend revenues increased 47% from $10.7 million to $15.8 million. The increase related primarily to interest earned on higher average customer margin loans outstanding and higher average investments in cash equivalents outstanding during the period.

    Net investment gains for the nine month period decreased 47% from $19.1 million to $10.1 million. Net investment gains included realized and unrealized gains on the Company's investment in BISYS of $14.7 million for the nine months ended June 30, 1996 and $2.4 million for the nine months ended June 30, 1997.

    Other revenues decreased 30% from $17.9 million to $12.6 million. The decrease was due primarily to a decrease in profit participation distributions from venture funds managed by the Company and the recognition by Guaranty Finance of a $3.3 million gain on the sale of a building in the 1996 period.

    EXPENSES. Total expenses for the period decreased 8% from $208.1 million for the nine months ended June 30, 1996 to $192.1 million for the nine months ended June 30, 1997.

    Compensation and benefits expense decreased 19% from $159.7 million to $129.0 million. The decrease was due primarily to lower bonus expenses accrued on lower revenues. Compensation and benefits expense as a percentage of total revenues was 51% for both fiscal periods.

    Brokerage and clearance expense increased 25% from $10.0 million to $12.5 million. The percentage increase generally corresponds with increases in principal transaction revenue and agency commissions.

    Occupancy and equipment expense increased 69% from $7.1 million to $12.1 million as a result of increases in depreciation expense related to computer and telecommunication equipment upgrades and procurements for new employees and increases in rent expense for additional office space leased.

    Communications expense increased 49% from $7.3 million to $10.9 million. This increase was due to increases in telecommunications expenses and quotes and information services expenses resulting from the hiring of additional employees.

    Interest expense decreased 3% from $3.3 million to $3.2 million. This decrease related primarily to lower average borrowings outstanding during the nine month period ended June 30, 1997.

    Other expenses increased 19% from $20.6 million to $24.4 million. This increase was due to increases in professional services fees, travel, entertainment and conference expenses.

    INCOME TAX PROVISION. The Company's effective income tax rate was 34% for the nine month period ended June 30, 1996 and increased to 44% for the nine month period ended June 30, 1997. The Company's effective income tax rate in the 1996 fiscal period was less than the combined federal and state statutory income tax rates because LP was not subject to corporate federal or state income tax. The Company's higher effective tax rate in the 1997 fiscal period resulted from the effects of the Restructuring. Subsequent to the Restructuring, all Company income became subject to corporate federal and state income tax. The pro forma income tax adjustment for the 1996 fiscal period was determined assuming that all of the Company's combined operations had been subject to corporate federal and state income tax.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically satisfied its funding needs with its own capital resources, consisting almost entirely of internally generated retained earnings and capital raised from the sale of its common stock to employee stockholders and the public through its initial public offering. As of June 30, 1997, H&Q LLC had liquid assets consisting primarily of cash and cash equivalents of $19.9 million and receivables of $26.2 million from Lewco Securities Corp. ("Lewco"), its clearing affiliate. The cash equivalents consisted primarily of United States Treasury bills with maturities of 90 days or less. As of June 30, 1997, the Company had a bank line of credit in the amount of $15.0 million, with a balance of $1.9 million outstanding, and Guaranty Finance and Hambrecht & Quist Transition Capital, LLC had bank lines of credit of $11.0 million and $10.0 million, respectively with $2.3 million and $500,000 outstanding, respectively. While the Company has not required additional bank financing during the past several years, it has available an additional $20.0 million line of credit with a commercial bank expiring February 28, 1998.

    The Company's consolidated balance sheet reflects the Company's relatively unleveraged financial position. The ratio of assets to equity as of June 30, 1997 was approximately 1.9:1. The Company's principal assets consist of receivables from customers and Lewco, securities held for trading purposes, short-term investments and securities held for investment purposes. A substantial portion of the Company's receivables are secured by customer securities or security transactions in the process of settlement. Securities held for trading purposes are actively traded and readily marketable. As of June 30, 1997, securities held for trading purposes include United States Treasury securities totaling $17.8 million with maturities ranging from 92 days to 14 months. Securities held for investment purposes are for the most part illiquid and are carried at valuations that reflect this lack of liquidity.

    H&Q LLC, as a broker-dealer, is registered with the SEC and is a member of the NASD and the NYSE. As such, H&Q LLC is subject to the capital requirements of these regulatory entities. H&Q LLC's regulatory net capital has historically exceeded these minimum requirements. As of June 30, 1997, H&Q LLC was required to maintain minimum regulatory net capital in accordance with SEC rules of approximately $4.3 million and had total regulatory net capital of approximately $61.3 million, or approximately $57.0 million in excess of its requirement.

    The Company believes that its current level of equity capital, combined with funds anticipated to be generated from operations, will be adequate to fund its operations for the foreseeable future.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997. Following is a summary of recent material developments in such proceedings and summaries of certain new matters.

    LUMISYS, INC. SECURITIES LITIGATION

    On July 9, 1997, a purported class action complaint was filed in the California Superior Court in Santa Clara County against H&Q and others relating to an initial public offering by Lumisys, Inc. in November 1995 that was lead-managed by H&Q. WENGER, ET AL., V. LUMISYS, INC., ET AL., Case No. CV767369. The complaint alleges violations of California state law on the basis of false statements allegedly made by the defendants during the alleged class period of November 15, 1995 through July 11, 1996. On July 10, 1997, a similar complaint was filed in the federal district court in San Jose alleging violations of the Securities Exchange Act of 1934 (the "Exchange Act"). WENGER, ET AL. V. LUMISYS, INC., ET AL., No. C-97 20609 EAI. The defendants have not yet responded to the complaint in either court.

    ORTHOLOGIC CORP. SECURITIES LITIGATION

    On May 30, 1997, a Consolidated and Amended Class Action Complaint for Violations of Federal Securities Laws and Arizona State Securities and Consumer Laws was filed against H&Q and others on behalf of persons who purchased OrthoLogic Corporation stock between January 18, 1996 and June 18, 1996. CHAN, ET AL. V. ORTHOLOGIC CORPORATION, ET AL. , No. CIV-96-1514-PHX-RCB, U.S.D.C., D. Ariz. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and various Arizona state laws. The complaint alleges that statements made in the prospectus for an April 1996 OrthoLogic Corporation secondary stock offering co-managed by H&Q and in securities analysts' research reports were false and misleading. H&Q has not yet responded to the complaint.

    NASDAQ MARKET-MAKERS ANTITRUST LITIGATION

    On June 30, 1997, a motion was filed in the class action litigation requesting that the Court approve proposed settlements between the plaintiffs and three co-defendants in the aggregate amount of approximately $53.9 million. The proposed settlements were opposed in certain respects by other defendants including the Company, and the Court has not ruled. Additional defendants have been added to the litigation, bringing the total number of defendants to thirty-seven. The litigation and the SEC investigation are continuing.

    PRISM SOLUTIONS, INC. SECURITIES LITIGATION

    On June 26, 1997, the court sustained the defendants' demurrers, with leave to amend in certain respects.

    SS&C TECHNOLOGIES, INC. SECURITIES LITIGATION

    The litigation was consolidated in an amended complaint filed in the federal court in Connecticut on July 8, 1997. FEINER ET AL. V. SS&C TECHNOLOGIES, INC., ET AL., Civil Action No. 397CV00656 (SBA).

    STORM TECHNOLOGY, INC. SECURITIES LITIGATION

    On July 24, 1997, the defendants' demurrers were sustained, with leave to amend in certain respects.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        a)  Exhibits

   EXHIBIT
   NUMBER                                          DESCRIPTION
-------------  ------------------------------------------------------------------------------------
         27    Financial Data Schedule.

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

                                          HAMBRECHT & QUIST GROUP,
                                          a Delaware Corporation

                                                   /s/ PATRICK J. ALLEN

                                          --------------------------------------
                                                     Patrick J. Allen

                                                 CHIEF FINANCIAL OFFICER

                                          (On behalf of the Registrant and as
                                          Principal Financial and Accounting
                                          officer)

Date: July 29, 1997

                                 EXHIBIT INDEX

   EXHIBIT                                                                                                           PAGE
   NUMBER                                                 DESCRIPTION                                                 NO.
-------------  -------------------------------------------------------------------------------------------------  -----------
         27    Financial Data Schedule..........................................................................