Form 10-K
period 1997-09-30
HAMBRECHT & QUIST GROUP
filed 1997-12-24
CIK 1017267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

/X/                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                                 OR

/ /                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                                 THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 1-11855
                            ------------------------
                            HAMBRECHT & QUIST GROUP

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                 94-3246636
     (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)               Identification Number)

                                ONE BUSH STREET
                            SAN FRANCISCO, CA 94104

          (Address of principal executive offices, including zip code)

                                 (415) 439-3000

              Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(g) of the Act: None

          Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                         WHICH REGISTERED
--------------------------------------    --------------------------------------
  Common Stock, par value $0.01 per              New York Stock Exchange
                 share                               Pacific Exchange

                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  /X/                      No  / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $503,892,690 as of December 22, 1997, based upon the last sale price as reported on the New York Stock Exchange on such date.

    Number of shares of common stock issued and outstanding as of December 22, 1997: 24,067,731.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the Registrant's fiscal year ended September 30, 1997 and to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 24, 1997 and the 1997 Annual Report to Stockholders are incorporated by reference into Parts II and III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

GENERAL

    Hambrecht & Quist Group, a Delaware corporation, was formed in June 1996 as a holding company for all of the operations of Hambrecht & Quist. The Company is the successor to the businesses conducted by Hambrecht & Quist Group, a California corporation established in 1983 and renamed Hambrecht & Quist California in August 1996 ("H&Q California"), and Hambrecht & Quist, L.P., a California limited partnership established in 1993 ("LP"). In 1983, H&Q California succeeded to the business of Hambrecht & Quist, a California partnership formed in 1968. Unless the context otherwise requires, "Hambrecht & Quist," "H&Q" and the "Company" refer to Hambrecht & Quist Group, a Delaware corporation, and its predecessors, affiliates and subsidiaries. Hambrecht & Quist and H&Q are registered trademarks of the Company.

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

    In addition, the Company's international activities are carried out in part through Hambrecht & Quist Euromarkets, S.A., formerly Hambrecht & Quist Saint Dominique, a broker-dealer registered in France that provides investment banking services to European companies.

    The Company also maintains minority investments in H&Q Asia Pacific, Ltd. ("Asia Pacific"), which provides financial advisory and fund management services in the Asia Pacific region, Beeson Gregory Holdings Limited, a London-based brokerage firm and financial adviser specializing in growth companies, De Santis Capital Management, L.P., a registered investment adviser and Tamir Fishman & Co. Ltd., an investment bank, venture capital and financial consulting company focused on Israeli growth companies. The Company also has a 20% interest in Lewco Securities Corp. ("Lewco"), which acts as a clearing broker and depository for Schroder & Co. and the Company.

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

    H&Q organizes its research and investment banking professionals into industry teams. Each team, often working with Hambrecht & Quist's venture capital professionals, endeavors to develop and maintain an in-depth understanding of the secular and cyclical trends driving that particular industry sector. In addition, each team of professionals maintains close relationships not only with private and public growth companies, but also with venture capital and key institutional investors, technical experts, professional service providers and other key industry participants. Through these relationships, H&Q gains the opportunity to participate actively in the growth of promising entrepreneurial companies.

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

                           HAMBRECHT & QUIST RESEARCH

[Graphic consisting of four organization charts ("Technology," "Healthcare," "Services" and "Branded Consumer") illustrating the division of the Company's research effort.

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

The "Services" organization chart reflects a division into four categories, one of which has specific subcategories. These categories are (with the subcategories listed in parenthesis): "Financial Services" ("Internet" and "Transaction Processors"), "Healthcare Information Services," "Business Services" and "Special Situations."

The "Branded Consumer" organization chart reflects a division into four categories which are "Food and Beverage," "Specialty Apparel," "Sports & Leisure" and "Services."]

    In order to achieve this depth and specialization, the Company typically recruits or trains analysts with significant industry and technical expertise, in addition to financial analytical expertise. H&Q believes this specialized approach enables it to generate analytical research that enhances the quality of investment decisions in the fast-changing and technologically sophisticated industries it covers.

    H&Q's research analysts cover individual publicly traded companies and periodically publish comprehensive studies of an industry or a long-term investment theme. In addition to written publications, the Company's analysts play a prominent role at the Company's investor conferences by presenting summaries of key industry trends.

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

    H&Q has been recognized for its success in bringing together leading growth companies and growth investors at the annual conferences it sponsors. Each conference focuses on a different growth industry or geographic region. In fiscal 1997, H&Q sponsored the following investment conferences:

         HAMBRECHT & QUIST CONFERENCE                   DATE             LOCATION
-----------------------------------------------  ------------------  ----------------
plaNET.wall.street (Internet Symposium)          October 1996        New York
Healthcare Conference                            January 1997        San Francisco
plaNET.wall.street Enterprise Conference         March 1997          San Francisco
Technology Conference                            April 1997          San Francisco
Annual Private Equity CFO Conference             June 1997           San Francisco
Branded Consumer Growth Company
  Conference                                     June 1997           Napa, CA
European Growth Company Conference               June 1997           London
H&Q--Tamir Fishman Communication
  and Internet Conference                        September 1997      Tel Aviv

    More than 800 public and private companies made presentations to investment professionals, venture capitalists and other participants in the securities and emerging growth company industries at the most recent sessions of the Company's annual conferences. The Hambrecht & Quist Technology Conference, which held its 25th annual session in 1997, was the first annual investment conference focusing exclusively on emerging growth companies in the technology sector. For 15 years, the Company's annual Healthcare Conference has provided a forum for companies in the healthcare industry to give presentations to growth investors, and was the first conference of its kind. Since 1993, Hambrecht & Quist has sponsored an annual conference focused on emerging branded consumer product companies. In October 1995, H&Q sponsored the first major investment conference dedicated solely to Internet-related companies, and held follow-up conferences in 1996 and 1997.

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

    DOMESTIC UNDERWRITING

    H&Q is a leading underwriter of public offerings of equity securities for emerging growth companies in its industry areas of focus. During fiscal 1997, the Company lead managed 32 offerings and co-managed 62 offerings of equity and convertible debt securities by 85 companies that raised an aggregate of over $7.6 billion.

    H&Q concentrates its domestic underwriting efforts in high-growth industry sectors where the Company believes it has a relative competitive advantage due to its investment banking relationships and its research, trading and distribution capabilities. Within its selected industries, the Company concentrates on emerging companies that it believes have the potential to become industry leaders. H&Q believes that it has established a strong record underwriting software, communications, biotechnology, computer hardware, semiconductor, Internet, business information and outsourcing services and healthcare services companies. The Company is also seeking to develop a strong position as a managing underwriter of securities offerings by branded consumer companies.

    As a result of the high proportion of venture capital invested in emerging growth companies in California, H&Q's underwriting clients have to date been concentrated in this state. Approximately 44% of the companies for which H&Q served as manager or co-manager of a securities offering during fiscal 1997 had principal offices located in California. See "Factors Affecting the Company's Business, Operating Results and Financial Condition--Risks of Losses Due to Regional Concentration of Emerging Growth Companies."

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

    The following table sets forth the distribution among industries of public equity offerings completed during fiscal 1997 in which the Company acted as manager or co-manager. Italicized data indicates the number of transactions in which the Company served as lead manager:

                                                           NUMBER OF TRANSACTIONS COMPLETED
                                                               (NUMBER OF LEAD MANAGED
INDUSTRY                                                            TRANSACTIONS)
---------------------------------------------------------  --------------------------------
Technology...............................................                 49 (14)
Healthcare...............................................                 22  (7)
Services.................................................                 15  (9)
Branded Consumer.........................................                  8  (2)
                                                                                                     -
                                                                         -------
  Total:.................................................                 94 (32)
                                                                                                     -
                                                                                                     -
                                                                         -------
                                                                         -------

    In recent years, H&Q has increased its expertise in providing offerings of convertible debt securities. During fiscal 1997, Hambrecht & Quist completed 13 convertible debt transactions involving an aggregate of $2.0 billion in securities. During fiscal 1997, underwriting revenues from convertible debt securities transactions comprised less than 5% of the Company's total revenues. The Company's convertible debt underwriting activities are small both in number of transactions and dollars raised compared to major bracket firms overall, many of which serve more mature industries.

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

    INTERNATIONAL ACTIVITIES

    H&Q is actively developing its international investment banking business both by assisting non-U.S. companies in raising capital in the United States and by improving access to local capital for growth companies in other countries. While revenues from international underwriting activities have grown as a percentage of the Company's total revenues, during fiscal 1997, these revenues comprised less than 10% of the Company's underwriting revenues and less than 5% of the Company's total revenues.

    During fiscal 1997, the Company managed or co-managed 11 offerings for companies with primary operations outside the U.S., raising a total of approximately $919 million. These transactions included three initial public offerings and three follow-on public offerings for European growth companies, and two follow-on public offerings on Nasdaq and one convertible debt transaction for Israeli growth companies. This level of underwriting activity for non-U.S. companies represents a decrease from the 15 equity offerings raising a total of $1.1 billion, in which the Company served as a manager or co-manager during fiscal 1996.

    Hambrecht & Quist has developed strategic relationships with local financial institutions in Europe in order to build relationships with leading European growth companies and with the financial communities which serve these companies. These relationships are also intended to develop H&Q's European investment banking presence on the EASDAQ market, which was launched in October 1996, as well as the other emerging stock markets of Europe. EASDAQ's charter is to serve as a Nasdaq-type stock market for emerging growth companies in Europe. H&Q is a charter member of the European Association of Securities Dealers and a founding investor in EASDAQ.

    In 1997, Hambrecht & Quist acquired from a French financial institution the 50% of Hambrecht & Quist Euromarkets, S.A. ("H&Q Euromarkets"), formerly known as Hambrecht & Quist Saint Dominique, that Hambrecht & Quist did not already own. H&Q Euromarkets is an underwriter and market-maker on the EASDAQ market, as well as for le Nouveau Marche, a Paris-based stock market for emerging growth companies that was launched in February 1996. During the fiscal year ended September 30, 1997, H&Q Euromarkets completed one public offering on le Nouveau Marche and six public offerings on the EASDAQ market.

    In the United Kingdom, H&Q holds a minority equity position in Beeson Gregory Holdings Limited, a London-based brokerage firm and financial advisor specializing in growth companies. In addition, the Company has a London office with institutional sales and corporate finance functions.

    In Israel, H&Q holds a minority interest position in Tamir Fishman & Co. Ltd., a Tel Aviv-based investment bank, venture capital and financial consulting company focused on Israeli growth companies.

    The Company's strategy in Asian markets has been to focus initially on venture capital investments in promising growth companies through H&Q's minority investment in Asia Pacific. H&Q believes that this strategy will enable the Company to develop and maintain relationships with growth companies in the region.

    MERGER AND ACQUISITION ADVISORY SERVICES

    Hambrecht & Quist offers a broad range of merger and acquisition ("M&A") advisory services to growth companies. The Company markets its M&A advisory services both to H&Q's existing base of corporate clients and to other companies that can benefit from the Company's expertise. The Company offers advisory services with respect to purchases and sales of businesses; strategic and cross border partnerships; divestitures and corporate restructurings; hostile takeover defense strategies; fairness opinions in acquisition, investment and defensive transactions; and valuations of businesses and technology assets. Since H&Q expanded its specialized M&A practice in 1995, it has announced or completed more than 132 transactions with an aggregate value of $16.4 billion. During fiscal 1997, H&Q handled a record volume of M&A transactions providing M&A services in over 53 assignments representing nearly $7 billion of completed transactions.

    The Company's M&A expertise has been developed over the years and has been supported by the close involvement of professionals from the industry groups in both investment banking and research. The Company believes that early identification of emerging industry and technical trends, together with focused industry research coverage, enhances the effectiveness of its M&A professionals' strategic and valuation advice. H&Q's M&A professionals provide industry understanding and strategic advice as well as traditional execution skills.

    PRIVATE PLACEMENTS AND STRUCTURED FINANCE

    H&Q formalized its private placement capabilities in 1991 with the creation of a group which focuses on acting as placement agent in private securities transactions. H&Q assists in the placement of these securities for a fee, but without underwriting the offered securities. Acting as placement agent generally entails advising the issuer regarding the structure and other aspects of the financing, assisting in the preparation of appropriate disclosure documents and soliciting prospective qualified investors. The private placement/structured finance group places equity and fixed income securities with institutional investors, private capital funds, strategic corporate investors and sophisticated, high net worth individuals. During fiscal 1997, the group completed 17 private placement transactions, raising over $278 million for growth companies. This group often serves corporate clients in their early stages and, as these entrepreneurial companies grow, H&Q seeks to sustain the relationship and provide other services. The group also assists publicly traded corporate clients that undertake convertible debt financings or conduct private offerings of registered and unregistered securities.

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

    INSTITUTIONAL SALES AND TRADING

    At September 30, 1997, H&Q had 34 institutional sales professionals covering growth-oriented investors in many countries, primarily in North America, Western Europe and Japan. H&Q's focus on growth industries enables its sales and trading organization to develop an in-depth understanding of these sectors and companies and to better serve its investor clients. The Company's institutional sales activities are conducted from its offices in San Francisco, New York, Boston, San Diego and London.

    At September 30, 1997, H&Q had 49 trading professionals involved in market making in both Nasdaq and exchange-listed securities. The most significant portion of the Company's institutional revenues arises from trading in Nasdaq securities. At September 30, 1997, H&Q made a market in nearly 400 Nasdaq stocks. Additionally, at September 30, 1997, H&Q had 29 coverage traders, servicing the trading desks of major institutions worldwide. Orders are executed daily as principal or agent in both the listed and Nasdaq markets for equities, convertible and non-convertible debt, including municipal bonds, options and other derivative securities. The Company's trading activities are conducted from its offices in San Francisco, New York and Boston. Hambrecht & Quist clears its trading transactions through Lewco.

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

    The EFS group operates out of the Company's San Francisco, New York, Boston and Newport Beach offices. In addition to handling Nasdaq and exchange-listed brokerage transactions, EFS brokers provide other services, including sales of restricted securities, fixed income investments and consulting for options, hedging, the selection of outside money managers, mutual funds and cash management. At September 30, 1997, the Executive Financial Services group included 83 EFS brokers functioning in 65 partner teams.

    VENTURE SERVICES

    H&Q provides specialized services to the general and limited partners of venture capital and buyout funds, corporate development functions within large corporations and certain high net worth individuals who participate actively in venture capital investments. These services include the sale of restricted securities, management of in-kind stock distributions by venture capital funds to their investors, sales of shelf-registered securities, private placements and acquisition or sale of large equity positions. The Company also provides venture capitalists with timely information concerning the publicly traded shares included in venture capital investment portfolios. This group was established in 1994 as a separate department within H&Q in recognition of the strategic role played by venture capital investors in H&Q's areas of focus and in establishing and developing a close relationship between the Company and the companies in which venture capitalists hold equity positions. At September 30, 1997, the Venture Services group was comprised of five employees.

    SYNDICATE

    The Company participates in public offerings of securities either by acting as manager or co-manager of an underwriting syndicate, or by acting as a member of an underwriting syndicate managed by other investment banks. In both cases, the Company risks its capital through its participation in a commitment to purchase securities from an issuer and to resell them to the public. The Company's syndicate activities include managing the marketing and book-building process of underwritten transactions the Company is managing, participating in discussions leading to the offering price of securities and the supervision of initial market-making for lead-managed deals. The Syndicate department is also responsible for developing and maintaining relationships with the syndicate departments of other investment banks. At September 30, 1997, the Syndicate department was comprised of ten employees.

VENTURE CAPITAL AND PRINCIPAL INVESTMENT ACTIVITIES

    From the Company's inception, venture capital investing has been an important component of H&Q's strategy of identifying and building early relationships with promising emerging growth companies. H&Q currently conducts a broad range of venture capital and principal investment activities. In the late 1980s, the Company determined that its domestic venture activities would be most effectively carried out through a strategy of making fewer and smaller venture capital investments and more direct Company participation in these investments. As of September 30, 1997, assets under management by the venture capital group amounted to over $300 million.

    SOLE PURPOSE VENTURE CAPITAL PARTNERSHIPS AND DIRECT STRATEGIC INVESTMENTS

    Since 1992, the Company has made venture capital and mezzanine investments by means of limited partnerships that are each formed for the sole purpose of enabling the Company, its senior employees and others to invest in a specific private company. The Company receives no management fees in connection with such investments, but it participates in any profits of the partnerships. Certain of the Company's professionals share in the profit participation of each partnership based on their specific contribution to identifying, structuring and monitoring the partnership's investment. In fiscal 1997, approximately $71.3 million was invested in such partnerships, of which $18.6 million was invested by the Company.

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

    STRATEGIC AND SPECIALTY FUNDS

    The following listing summarizes the Company's active and specialty funds as of September 30, 1997:

    ASIA PACIFIC. Asia Pacific was established in 1985 to provide financial advisory and fund management services to investors and entrepreneurs throughout the Asia Pacific region. As of September 30, 1997, Asia Pacific's operations were among the largest of venture capital firms in the region, managing 13 funds with a combined total of approximately $630 million in committed capital.

    Hambrecht & Quist holds a minority interest in Asia Pacific's management entities, with the majority interest held by Asia Pacific's management teams. H&Q also is entitled to certain participations in the profits of existing and future Asia Pacific funds.

    HAMBRECHT & QUIST CAPITAL MANAGEMENT. In 1987, the Company formed Hambrecht & Quist Capital Management Incorporated ("Capital Management") to make and manage investments in publicly traded and privately held companies principally engaged in the development, production or distribution of products or services generally related to scientific advances in healthcare, agriculture and environmental management. Capital Management manages two publicly traded closed-end mutual funds: H&Q Healthcare Investors (NYSE:HQH) and H&Q Life Sciences Investors (NYSE:HQL). At September 30, 1997, these funds had combined net assets of approximately $339.7 million, of which approximately 15% was comprised of venture capital and other investments subject to resale restrictions. Capital Management is compensated solely on the basis of management fees as a percentage of assets under management. Capital Management is wholly owned by H&Q.

    ADOBE VENTURES, L.P. In 1994, Hambrecht & Quist formed a limited partnership with Adobe Systems Incorporated ("Adobe") that invests in companies, products or technologies strategic to Adobe's interests. Adobe committed approximately $40 million in capital. The Company receives an annual management fee based on the amount of capital committed and participates in any profits of the partnership. Certain of the Company's venture capital professionals share in the profit participation.

    ADOBE VENTURES II, L.P. In March 1997, Hambrecht & Quist formed a second limited partnership with Adobe that invests in companies, products or technologies strategic to Adobe's interests. Adobe has committed $40 million in capital. The Company receives an annual management fee based on the amount of capital committed and participates in any profits of the partnership. Certain of the Company's venture capital professionals share in the profit participation.

    TI VENTURES L.P. In June 1996, Hambrecht & Quist formed a limited partnership with Texas Instruments Incorporated ("TI") for the purpose of investing in companies that operate in the field of digital communications, with an emphasis on applications and markets requiring integrated technology, such as digital video. TI has committed $30 million of capital to the partnership. The Company will receive an annual management fee based on the amount of capital committed and will participate in any profits of the partnership. Certain of the Company's venture capital professionals share in the profit participation.

    H&Q SERV*IS PARTNERS, L.P. In February, 1997, Hambrecht & Quist formed a limited partnership with Johnson & Johnson ("J&J") that invests in companies, products or technologies strategic to J&J's interests. J&J committed approximately $15,000,000 in capital and the Company has committed $2,500,000 in capital. The Company receives an annual management fee based on the amount of capital committed and participates in any profits of the partnership. Certain of the Company's venture capital professionals share in the profit participation.

    ASSET-BASED FINANCING AND MEZZANINE INVESTMENTS

    HAMBRECHT & QUIST GUARANTY FINANCE. In 1983, the Company established the entity that became Guaranty Finance to provide equipment leasing to emerging technology companies. Today, Guaranty Finance provides secured, asset-based financings that include tenant improvement and real estate leases, equipment leases, accounts receivable and inventory financing and loan guarantees for private and public emerging technology, biotechnology and healthcare companies. Guaranty Finance provides financing that generally would not otherwise be commercially available to emerging growth companies because they are perceived as too risky, or because the financing is too customized in nature, to be attractive to conventional sources of financing. In addition to receiving payments on loans and leases, Guaranty Finance has the opportunity to purchase warrants for structuring and providing the funding or for guaranteeing the repayment of funds provided by a bank or other financial institution. Guaranty Finance's current portfolio of financings aggregated approximately $24.5 million at September 30, 1997. H&Q California owns 87.5% of Guaranty Finance, with the balance owned by Guaranty Finance's senior management and employees.

    HAMBRECHT & QUIST TRANSITION CAPITAL. The Company formed Transition Capital to provide bridge loans and mezzanine financings for emerging growth companies. Transition Capital's investments consist of secured and unsecured debt with equity participation. The term of the loans are typically less than three years, and Transition Capital seeks to obtain financial returns through interest income, fees and the receipt of warrants, rights to convert loans into equity, or the right to share in profits. Transition Capital's current portfolio of financings aggregated approximately $18.6 million at September 30, 1997. H&Q California owns 87.5% of Transition Capital, with the balance owned by Transition Capital's senior management and employees.

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

EMPLOYEES

    At September 30, 1997, the Company had a total of 823 employees, of whom 94 were engaged in research, 140 in investment banking, 354 in sales, trading and syndicate, 51 in venture capital, principal investment and money management activities and 184 in accounting, administration and operations. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

    H&Q LLC is registered as a broker-dealer with the SEC and in all of the 50 states, Puerto Rico and the District of Columbia, and is a member of, and subject to regulation by, a number of securities industry SRO's, including the NASD, the NYSE, the American, Chicago and Pacific Exchanges, and the Options Clearing Corporation. RvR Securities is registered as a broker-dealer with the SEC and in 41 states, and is a member of the NASD. H&Q LLC also has a 20% interest in Lewco, which is registered as a broker-dealer with the SEC and is a member of the NASD, the NYSE and other securities exchanges.

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

    In 1996, the SEC filed and simultaneously settled a disciplinary case against the NASD and filed a report setting out the SEC's findings in detail. The SEC's case concerned the NASD's enforcement oversight of Nasdaq, and the settlement calls for a number of changes to Nasdaq's operations. In addition, the SEC adopted new order-execution rules, including rules applicable to dealers' handling of customer limit orders on Nasdaq. The application of these rules was phased in during 1997. Further changes relating to the operations of Nasdaq have been proposed and filed with the SEC. The Company is unable to predict the outcome of any of the changes or proposed changes to Nasdaq, certain of which could adversely affect the Company's operating results. Although the SEC's investigation of Nasdaq trading practices has been settled with respect to the NASD, it remains open with respect to possible enforcement action against others, potentially including Nasdaq marker-makers such as the Company, or their employees.

    H&Q LLC, Capital Management and one other subsidiary, Atlantic Investment Advisers, Inc., are registered as investment advisers with the SEC and in several states. As investment advisers registered with the SEC, each is subject to the requirements of the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and the SEC's regulations thereunder, as well as state securities laws and regulations. Such requirements relate to, among other things, limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. The state securities law requirements applicable to registered investment advisers are in certain cases more comprehensive than those imposed under the federal securities laws. In addition, Capital Management and the mutual funds it manages are subject to the requirements of the Investment Company Act of 1940 and the SEC's regulations thereunder.

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

    The Company believes that at all times H&Q LLC, RvR Securities and Lewco have been in compliance in all material respects with the applicable minimum capital rules of the SEC, the NYSE, and the NASD. As of September 30, 1997, H&Q LLC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $4.9 million and had total net capital of approximately $67.0 million, or approximately $62.1 million in excess of the amount required. RvR Securities also computes its minimum net capital requirement under the alternative method. As of September 30, 1997, RvR Securities was required to maintain minimum net capital of $250,000. Its total net capital on that date was $685,514, consisting primarily of equity capital. Lewco also computes its minimum net capital requirement under the alternative method. As of September 30, 1997, Lewco was required to maintain minimum net capital of $2.4 million. Lewco's total net capital on that date was $14.3 million. H&Q Euromarkets is also subject to the net capital requirements of its applicable regulatory agency and as of September 30, 1997, was in compliance with all applicable regulatory capital adequacy requirements.

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL
  CONDITION

    The statements in this Form 10-K that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties. Actual results might differ materially due to a variety of important factors, including those factors discussed below. In addition, the Company cautions readers that the following important factors, among others, have affected, and in the future could materially affect, the Company's business, operating results and financial condition.

    For information concerning risks associated with significant competition and with potential losses from litigation and potential liability under securities laws see "--Competition" and "Item 3--Legal Proceedings."

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

    The Company's revenues in large part are dependent on the number and size of underwritten transactions by companies in the Company's targeted industries, and the after-market trading for such companies. During certain periods, relatively few public offerings for companies in these industries have been completed, which materially adversely affected the Company's operating results. Underwriting activities in H&Q's targeted industries can decline for a number of reasons. For example, underwriting activities decreased significantly in the period from August 1990, when hostilities commenced between Iraq and Kuwait, until the first quarter of calendar 1991. Any historical or future market decline has and may result in many pending securities offerings being delayed or canceled. During periods of market decline, offerings are typically effected at lower valuations and smaller total dollar sizes. Any future market decline will have an adverse effect on the Company's operating results. Underwriting and brokerage activity can also be materially adversely affected for a growth company or industry segment by disappointments in quarterly performance relative to analysts' expectations, or by changes in long-term prospects.

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

    RISK OF LOSSES DUE TO FRAUD OR MISTAKES OF CUSTOMERS OR EMPLOYEES

    The Company is exposed to the risk of significant losses as a result of customer fraud, employee errors, misconduct and fraud (including unauthorized transactions by traders) and failures in connection with the processing of securities transactions. There can be no assurance that the Company's risk management procedures and internal controls will prevent such losses from occurring.

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

Because many of the companies within the industries served by the Company are located in California and Massachusetts, a natural disaster or significant economic downturn in either of these states could substantially reduce the Company's revenues. Approximately 44% of the companies for which H&Q served as manager or co-manager of a public offering during fiscal 1997 had principal offices located in California. Any adverse effect on emerging growth industries concentrated in California, or, to a lesser extent, in other states in which emerging growth technology, healthcare or service companies are also concentrated could also reduce the Company's underwriting and brokerage business relating to those companies.

    RISK OF REDUCED REVENUES DUE TO DECLINE IN TRADING OF GROWTH COMPANY
     SECURITIES

    The Company's revenues from brokerage transactions are generally substantially lower when trading activities of securities of emerging growth companies declines or when the stock market declines generally. H&Q derives a significant portion of its revenues from brokerage transactions related to the securities of growth companies. In the past, revenues from such brokerage transactions have declined when the volume of trading on Nasdaq or NYSE declined, or industry sectors or individual companies reported results below investors' expectations. See "--Investment Banking" and "--Sales, Trading and Syndicate."

    SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS DUE TO LEVEL OF
     BUSINESS ACTIVITY AND TIMING OF TRANSACTIONS

    The Company's revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors. These factors include the number of underwriting and merger and acquisition transactions completed by the Company's clients, access to public markets for companies in which the Company has invested as a principal, valuations of the Company's principal investments, the level of institutional and retail brokerage transactions, variations in expenditures for personnel, litigation expenses, and the expenses of establishing new business units. The Company's revenues from an underwriting transaction are recorded only when the underwritten securities commence trading, and revenues from a merger or acquisition transaction are recorded only when retainer fees are received or the transaction closes. Accordingly, the timing of the Company's recognition of revenue from a significant transaction can materially affect the Company's quarterly operating results. Despite the variability of professional incentive compensation, the Company could experience losses if the Company's revenues decline more quickly than the Company's ability to change its cost structure. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis.

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

    COMPETITION FOR PROFESSIONAL EMPLOYEES. From time to time, Hambrecht & Quist has experienced losses of research, investment banking and sales and trading professionals. The level of competition for key personnel has increased recently, particularly due to the market entry efforts of certain international and domestic commercial banks and other investment banks targeting or increasing their efforts in some of the same industries that H&Q serves, most notably technology and healthcare. There can be no assurance that losses of key personnel due to such competition or otherwise will not occur in the future. The loss of an investment banking, research or sales and trading professional, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect the Company's operating results.

    LIMITATIONS OF EMPLOYEE RETENTION MECHANISMS. The Company depends on many key employees, including its managing directors, and in particular on its senior executive officers. The loss of any key employee could materially and adversely affect the Company. While Hambrecht & Quist generally does not have employment agreements with its employees, it attempts to retain its employees with incentives such as long-term deferred compensation plans, the issuance of Company stock subject to continued employment and the grant of options to buy Company stock that vest over a number of years of employment. These incentives, however, may be insufficient in light of the increasing competition for experienced professionals in the securities industry, particularly if the Company's stock price declines or fails to appreciate sufficiently to be a competitive source of a portion of professional compensation. See "--Competition."

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

    RISKS ASSOCIATED WITH FEDERAL, STATE AND FOREIGN REGULATION

    The securities industry and the business of the Company are subject to extensive regulation in the United States by the SEC, state securities regulators and other governmental regulatory authorities. The business of the Company also is regulated in the United States by industry SROs, including the NASD, the NYSE and other exchanges. In addition, the business of the Company is subject to regulation by governmental authorities and SROs in other countries or territories in which the Company operates, including France, Hong Kong, Israel, Japan, Malaysia, the Philippines, Singapore, Taiwan, Thailand and the United Kingdom. The Company's international operations also require compliance with the United States Foreign Corrupt Practices Act. See "Legal Proceedings" and "--Regulation."

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

    RISK OF PENALTIES DUE TO NONCOMPLIANCE. Compliance with many of the regulations applicable to the Company involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. In the event of non-compliance by H&Q LLC or RvR Securities with an applicable regulation, governmental regulators and SROs may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer or investment adviser, the suspension or disqualification of the broker-dealer's officers or employees or other adverse consequences. The Company has been subject to proceedings and sanctions by such entities in the past and expects to be subject to such proceedings in the future. The imposition of any future penalties or orders on H&Q LLC could have a material adverse effect on the Company's operating results and financial condition. See "--Regulation."

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

    POTENTIAL ADVERSE EFFECTS OF CHANGES IN NASDAQ OPERATIONS. In 1996, the SEC filed and simultaneously settled a disciplinary case against the NASD and filed a report setting out the SEC's findings in detail. The SEC's case concerned the NASD's enforcement oversight of Nasdaq, and the settlement calls for a number of changes to Nasdaq's operations. In addition, the SEC adopted new order-execution rules, including rules applicable to dealers' handling of customer limit orders on Nasdaq. The application of these rules was phased in during 1997. Further changes relating to the operations of Nasdaq have been proposed and filed with the SEC. The Company is unable to predict the outcome of any of the changes or proposed changes to Nasdaq, certain of which could adversely affect the Company's operating results. Although the SEC's investigation of Nasdaq trading practices has been settled with respect to the NASD, it remains open with respect to possible enforcement action against others, potentially including Nasdaq marker-makers such as the Company, or their employees.

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

    RISKS ASSOCIATED WITH PRINCIPAL INVESTMENT ACTIVITIES

    The Company uses a portion of its own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At September 30, 1997, the Company's principal investments represented $65.5 million invested in non-marketable securities, venture capital funds and investment partnerships and $36.6 million invested in marketable securities. The Company purchases equity securities and, to a lesser extent, debt securities, in venture capital and other high risk financings of early-stage, pre-public or "mezzanine stage" and turnaround companies. The Company also provides asset-based financing and purchases equity securities as part of bridge or mezzanine financing transactions. The Company's nonmarketable investments at September 30, 1997 were valued at $65.5 million, and the report of the Company's independent public accountants on the Company's consolidated financial statements includes a statement regarding the inherent uncertainty of valuation of the Company's nonmarketable investments. The Company's investments, like its other activities, are concentrated in a small number of industries and companies, and the companies in which the Company has invested as principal face rapidly changing and highly competitive environments, increasing the risks of illiquidity and loss of principal, and creating risks associated with asset revaluation as market conditions change. In addition, the management of principal investments often requires substantial attention from the Company's professionals, particularly if the entity in which the Company has invested experiences financial difficulties, a restructuring or a sale.

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

    VOLATILITY OF PRINCIPAL INVESTMENTS; ADJUSTMENTS TO CARRYING VALUE. H&Q may be required to mark up or mark down the value of its principal investments as a result of industry- or company-specific factors over which H&Q has no control. Publicly traded securities held as principal investments, which at September 30, 1997 aggregated $36.6 million, are subject to significant volatility, increasing the risk of a mark-down as a result of a decline in market prices generally or the price of the particular security. If a significant mark-down of a material asset were to occur in the future, the Company's operating results and financial condition would be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and Notes 2 and 7 of Notes to Consolidated Financial Statements--September 30, 1997.

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

    RISK OF SYSTEMS FAILURE

    The Company's business is highly dependent on communications and information systems. Any failure or interruption of the Company's systems, or of the systems of the Company's clearing broker, could cause delays in the Company's securities trading activities, which could have a material adverse effect on the Company's operating results. There can be no assurance that the Company or its clearing broker will not suffer any such systems failure or interruption, whether caused by an earthquake, fire, other natural disaster, power or telecommunications failure, act of God, act of war or otherwise, or that the Company's back-up procedures and capabilities in the event of any such failure or interruption will be adequate. In addition, the Company utilizes software and related technology that will be affected by the date change in the year 2000. Both the Company and Lewco will be required to modify their software. Any failure by the Company or Lewco to adequately address the date change could have a material adverse effect on the Company's financial condition and operations.

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

    CONTROL OF THE COMPANY; ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER PROVISIONS

    As of November 30, 1997, the Company's current executive officers and directors beneficially owned approximately 37% of the outstanding common stock. Accordingly, these stockholders, if they were to act as a group, may be able to influence the election of all of the Company's directors, increase the authorized capital and otherwise control the policies of the Company. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of shares of Preferred Stock, while potentially providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the provisions of
Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company. Certain provisions of the Company's Certificate of Incorporation and Bylaws, including provisions that provide for the Board of Directors to be divided into three classes to serve for staggered three-year terms, may have the effect of delaying or preventing a change of control of the Company, which could adversely affect the market price of the Company's common stock.

    SHARES ELIGIBLE FOR FUTURE SALE

    Sales of a substantial number of shares of common stock in the public market could adversely affect the prevailing market price of the common stock and could impair the Company's future ability to raise capital through an offering of its equity securities. As of September 30, 1997, there were 23,768,722 shares of common stock outstanding, all of which will be freely tradeable in the public markets, subject in certain cases to the volume and other limitations set forth in Rule 144 promulgated under the Securities Act of 1933 ("Securities Act"). Of such outstanding shares, holders of 18,669,064 shares were subject to lockup restrictions imposed by all of H&Q LLC, Morgan Stanley & Co. Incorporated and the Company (the "Underwriters") in connection with the Company's initial public offering effected in August 1996 (the "Lockup"). Under the terms of the Lockup, a portion of each holder's share ownership equal to the greater of up to (i) 10,000 shares or (ii) 5% of the holder's share ownership prior to the initial public offering, were released from the Lockup on each of the six- and twelve-month anniversaries of the initial public offering. The Lockup expires as to the balance of each holder's shares on February 9, 1998 and on such date, all remaining shares will be freely tradeable. In addition, any shares subject to the Lockup may be released by the Underwriters at any time with or without notice to the public.

ITEM 2. PROPERTIES

    The Company's principal executive offices in San Francisco, California occupy approximately 159,000 square feet under leases which terminate December 31, 1998, subject to two 5-year extension options for the majority of the space. In addition, the Company occupies approximately 23,000 square feet in a second facility in San Francisco under a sublease which terminates on June 30, 2000 and a successor lease which expires on December 31, 2003. The Company also leases approximately 49,000 square feet in New York, New York, under a lease expiring in 2007; approximately 26,000 square feet in Boston, Massachusetts, under a lease expiring in 1998, subject to an option to extend the term; approximately 2,000 square feet in San Diego, California, under a lease expiring in 1999; and approximately 8,800 square feet in Newport Beach, California, under a sublease expiring on September 30, 2000. The Company believes that its present facilities, together with its current options to extend lease terms and occupy additional space, are adequate for its current and projected needs.

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

    The plaintiffs' attorneys in securities class action lawsuits frequently name as defendants in lawsuits the managing underwriters of a public offering. H&Q LLC is named a defendant in a number of class action lawsuits relating to public offerings in which it served as a managing underwriter. In addition, H&Q LLC is currently directly or indirectly subject to over 15 shareholder class action lawsuits relating to public offerings in which H&Q LLC served as a member of the underwriting syndicate but not as a managing underwriter. Plaintiffs' attorneys also name as defendants investment banks which provide advisory services in merger and acquisition transactions. The Company anticipates that additional securities class action lawsuits naming H&Q LLC as a defendant will be filed from time to time in the future, particularly in light of the increased number of public offerings H&Q LLC has underwritten and the increased number of merger and acquisition transactions in which H&Q LLC provided advisory services in recent years and the fact that the securities sold in certain of such public offerings have experienced or may in the future experience significant declines in market value. In such lawsuits, all members of the underwriting syndicate typically are included as members of a defendant class and/or are required by law, or pursuant to the terms of the underwriting agreement, to bear a portion of any expenses or losses (including amounts paid in settlement of the litigation) incurred by the underwriters as a group in connection with the litigation, to the extent not covered by the indemnification obligation of the issuer of the securities underwritten. H&Q LLC has on occasion participated in settlements of these types of lawsuits by making payments to the plaintiff class. There can be no assurance that the Company, H&Q LLC or RvR Securities will not find it necessary to make substantial settlement payments in the future. The Company has agreed to indemnify H&Q LLC against any expense or liability it may incur in connection with any such lawsuits.

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

    In addition to these financial costs and risks, the defense of litigation has, to a certain extent, diverted, and is expected to divert in the future, the efforts and attention of the Company's management and staff. The amount of time which management and other employees are required to devote in connection with the defense of litigation could be substantial and might materially divert their attention from other responsibilities within the Company. Securities class action litigation in particular is highly complex, and can extend for a protracted period of time, thereby consuming substantial time and effort of the Company's management and substantially increasing the cost of such litigation. Further, the laws relating to securities class actions and other litigation against securities firms are currently in a state of flux. The eventual impact of the Private Securities Litigation Reform Act of 1995 on securities class action litigation is not known.

    The Company also has been subject to litigation in state and federal courts relating to companies in which the Company has invested as a principal. The risk of such litigation is magnified where H&Q has a substantial or controlling interest in the Company, or where one or more of H&Q's employees serves on the Company's Board of Directors. On occasion, such litigation has produced results materially adverse to H&Q. In particular, during 1992, the Company settled litigation relating to MiniScribe at an aggregate cost, including expenses, of approximately $59.8 million. All of such payments relating to such MiniScribe settlements were made prior to May 31, 1996. The Company, as a result of its investments as a principal, or the service of the Company's employees as directors of other entities or otherwise, is currently subject to litigation and may be subject to additional litigation or settlement payments in the future.

    In the normal course of business, the Company is also a defendant in various civil actions and arbitrations arising out of its activities as a broker-dealer in securities, as an underwriter, as an investor, as an employer and as a result of other business activities. H&Q has in the past made substantial payments in connection with the resolution of disputed claims, and there can be no assurance that substantial payments in connection with the resolution of disputed claims will not occur in the future.

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

    INDIVIDUAL, INC. SECURITIES LITIGATION. On November 13, 1996, a securities class action lawsuit was filed in the United States District Court for the District of Massachusetts against H&Q LLC and others by purchasers of the common stock of Individual, Inc., a provider of personalized information services (Case Number 96-12272 DPW). The complaint alleged, among other things, that the prospectus for the company's March 1996 initial public offering contained misstatements, or failed to make required statements, relating to the company's relationship with its founder and then chief executive officer, whose employment with the company terminated in August 1996. H&Q LLC was a co-manager of the offering. The defendants include the company, certain of its current and former directors and officers, and the underwriters. On February 28, 1997, the plaintiffs filed an Amended Consolidated Complaint. On April 15, 1997, the defendants moved to dismiss the complaint. Oral argument has occurred, and the matter is under submission.

    OAK TECHNOLOGY SECURITIES LITIGATION. The Company is a defendant in litigation pending in state and federal courts relating to Oak Technology, Inc., a manufacturer of semiconductor chips. Several proposed shareholder class action lawsuits were consolidated in an amended complaint filed on August 14, 1996 in the state Superior Court in Santa Clara County, California (IN RE OAK TECHNOLOGY SECURITIES LITIGATION, No. CV758510). The consolidated complaint alleges, in general, that the Company and others violated the California securities law by issuing false and misleading statements relating to Oak Technology's financial situation during the period from July 27, 1995 through May 22, 1996. H&Q LLC was the lead underwriter of the initial public offering and a follow-on offering of Oak Technology securities in 1995, and made a market and issued research reports with respect to Oak Technology's securities. The other defendants include Oak Technology, certain of its officers and directors and others. On September 13, 1996, the defendants demurred to the consolidated complaint in its entirety. On December 6, 1996, the demurrers were sustained with leave to amend. Plaintiffs filed a second amended complaint on September 22, 1997, which names H&Q, among others, as a defendant and asserts causes of action for violations of California Corporations Code Section Section 25400, 25400, Civil Code Section Section 1709 and 1710, and aiding and abetting breaches of fiduciary duty and abuses of control by certain other defendants. H&Q and other defendants demurred to this complaint. On December 3, 1997, the demurrers were sustained as to all causes of action except the claim under California Corporations Code Section 25400.

    In federal court, several cases based on the same general facts were filed, and have been consolidated into one action. IN RE OAK TECHNOLOGY SECURITIES LITIGATION, No. C-96-20552-SW (Northern District of California). Defendants moved to dismiss the action, and the motion was granted by order dated August 1, 1997. A second amended complaint was filed on September 4, 1997 and the defendants moved to dismiss it. A hearing has been held and the matter is under submission.

    NASDAQ MARKET-MAKERS ANTITRUST LITIGATION. In December 1994, a consolidated amended complaint was filed in the United States District Court for the Southern District of New York against 33 broker-dealer defendants, including H&Q LLC (94 Civ. 3996 (RWS), M.D.L. No. 1023) (the "Consolidated Action"). The complaint alleged that H&Q LLC and other participants and market-makers on Nasdaq engaged in a conspiracy to fix the "spread" between bid and asked prices for securities traded on Nasdaq in violation of Section 1 of the Sherman Act. The plaintiff class was alleged to include persons throughout the United States who are customers of the defendants or their affiliates and who purchased or sold securities on Nasdaq during the period from May 1, 1989 through May 27, 1994. Plaintiffs allege to have been damaged in that they paid more for securities purchased on Nasdaq, or received less for securities sold, than they would have but for the alleged conspiracy. The consolidated amended complaint sought compensatory damages, treble damages, declaratory and injunctive relief, attorneys' fees and costs. Judgment against each of the defendants was sought on a joint and several basis. In February 1995, H&Q LLC and the other defendants filed a motion to dismiss. In August 1995, the Court granted such motion on the ground that plaintiffs had not specified the stocks in which collusion allegedly occurred, but gave plaintiffs leave to amend. The plaintiffs thereafter filed a Refiled Consolidated Complaint in August, 1995 which is identical in substance to the dismissed pleading and lists over 1,000 securities that plaintiffs allege were the subject of the alleged conspiracy. H&Q LLC and others thereafter filed answers, and discovery is proceeding. Plaintiffs made, and defendants opposed, a motion for class certification. On November 26, 1996, the motion was granted.

    In December 1995, a class action suit alleging similar claims to the class action pending in New York was filed in Alabama state court against the same defendants. The Alabama case was removed to federal court and transferred to the federal judge hearing the Consolidated Action, and the action was consolidated with the Consolidated Action.

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

    On April 23, 1997, the Court approved the DOJ settlement by granting the DOJ's motion for entry of the Stipulation and Order and the termination of the action. That approval has been appealed to the United States Court of Appeals for the Second Circuit by the plaintiffs in the Consolidated Action, acting as intervenors. The SEC investigation is continuing, and the Company has received requests from the SEC for information and documents with respect to its Nasdaq market making activities. In the Consolidated Action, the Court on April 14, 1997, granted the plaintiffs' motion to permit institutional investors to be part of the plaintiffs' class.

    Six defendants other than H&Q have reached settlement agreements with the plaintiffs in the total amount of approximately $98.9 million. These agreements have received preliminary approval by the Court.

    PRISM SOLUTIONS, INC. SECURITIES LITIGATION

    On March 5, 1997, a purported shareholder class action lawsuit was filed in California State Court in Santa Clara County against Prism Solutions, Inc. and certain of its officers and directors, as well as against the underwriters of its March 14, 1996 initial public offering, including H&Q, which was a co-manager of the offering (ADLER, ET AL. V. PRISM SOLUTIONS, INC., ET AL., Santa Clara Superior Court Case No. CV 764547). The complaint alleges, among other things, that the offering prospectus failed to disclose that Prism's on-going growth was in jeopardy and likely to slow due to several factors, including increasing competition, particularly from low-end competitors, and that the underwriters each supported Prism's stock by issuing fraudulent research reports. The defendants filed demurrers to the complaint, and on June 26, 1997, the Court sustained the demurrers, with leave to amend in certain respects. Plaintiff subsequently filed an amended complaint that did not name H&Q as a defendant.

    SS&C TECHNOLOGIES, INC. SECURITIES LITIGATION

    Litigation has been filed against the Company and others relating to SS&C Technologies, Inc., which went public on May 31, 1996, in an offering that was co-managed by H&Q. The litigation has been consolidated in an amended class action complaint filed in the federal court in Connecticut. FEINER ET AL. V. SS&C TECHNOLOGIES, INC., ET AL., Civil Action No. 397CV00656 (SBA). The complaint purports to assert claims under Sections 11, 12(2) and 15 of the Securities Act of 1933. It alleges, among other things, that the initial offering price was unreasonable and unfair, and was based solely, primarily, or significantly upon the ability of the underwriters to sell the stock, rather on than the fundamentals of the issuer or market conditions or the demand for similar securities of comparable companies.

    The defendants have moved to dismiss the complaint, oral argument has been held and the matter is under submission.

    STORM TECHNOLOGY, INC. SECURITIES LITIGATION

    On March 14, 1997, a purported class action suit was filed in the California Superior Court in Santa Clara County against Storm Technology, Inc., two of its officers or directors, a shareholder, and H&Q related to the September 30, 1996 Storm Technology, Inc. initial public offering, which was co-managed by H&Q. GOLDBERG V. STORM TECHNOLOGY, INC., ET AL., Santa Clara Superior Court, No. CV764797. The suit alleges, among other things, that the prospectus and H&Q's research reports were false and misleading, and purports to state claims under Sections 25400, 2550, 1507 and 25401 of the California Corporations Code and California Business and Professions Code Sections 17200, ET SEQ., as well as Sections 11 and 12 of the Securities Act of 1933. The defendants demurred and the demurrers were sustained, with leave to amend. An amended complaint was filed on October 16, 1997. Defendants have demurred. A hearing on the defendants' demurrers is scheduled for January 20, 1997. On December 12, 1997, two class action complaints similar to the state court complaint were filed in the United States District Court for the Northern District of California (GOLDBERG V. STORM TECHNOLOGY, INC., ET AL., No. C97-21101, alleging violations of the Securities Act of 1933 ("Securities Act"), and GOLDBERG V. STORM TECHNOLOGY, INC. ET AL., No. C97-04516, alleging violations of the Securities Exchange Act of 1934 ("Exchange Act")). The defendants have not responded to the complaints.

    LUMISYS, INC. SECURITIES LITIGATION

    On July 9, 1997, a purported class action complaint was filed in the California Superior Court in Santa Clara County against H&Q and others relating to an initial public offering by Lumisys, Inc. in November 1995 that was lead-managed by H&Q. WENGER, ET AL., V. LUMISYS, INC., ET AL., Case No. CV767369. The complaint alleges violations of California state law on the basis of false statements allegedly made by the defendants during the alleged class period of November 15, 1995 through July 11, 1996. On July 10, 1997, a similar complaint was filed in the federal district court in San Jose alleging violations of the Exchange Act. WENGER, ET AL. V. LUMISYS, INC., ET AL., No. C-97 20609 EAI. The defendants demurred to the complaint in the state court case; on December 16, 1997, the Court sustained the demurrers, in most respects with leave to amend. In the federal court case, the defendants moved to dismiss the complaint; oral argument is scheduled to occur on January 16, 1998.

    ORTHOLOGIC CORP. SECURITIES LITIGATION

    On May 30, 1997, a Consolidated and Amended Class Action Complaint for Violations of Federal Securities Laws and Arizona State Securities and Consumer Laws was filed against H&Q and others on behalf of persons who purchased OrthoLogic Corporation stock between January 18, 1996 and June 18, 1996. CHAN, ET AL. V. ORTHOLOGIC CORPORATION, ET AL., No. CIV-96-1514-PHX-RCB, U.S.D.C., D. Ariz. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, Sections 11, 12(a)(2) and 15 of the Securities Act and various Arizona state laws. The complaint alleges that statements made in the prospectus for an April 1996 OrthoLogic Corporation secondary stock offering co-managed by H&Q and in securities analysts' research reports were false and misleading. Motions to dismiss the complaint have been filed by all defendants and are scheduled to be heard on January 5, 1998.

    SCHADE V. HAMBRECHT & QUIST GROUP

    On December 2, 1997, separate but similar lawsuits were filed by the same plaintiff against H&Q and two other investment banks in California Superior Court in Orange County. The plaintiff alleges that these investment banks have engaged in unlawful business practices in violation of California Business & Professions Code Section Section 17200 ET SEQ. and purports to sue on behalf of the general public. In each case the plaintiff seeks injunctive relief and substantial but unspecified damages. The case against H&Q is entitled EDWARD A. SCHADE V. HAMBRECHT & QUIST GROUP, Case No. 787495. The cases allege that the allocation of shares of initial public offerings to the personal brokerage accounts of corporate executives has improperly influenced such corporate executives' decisions with regard to the selection of investment banks to provide investment banking services to their companies. None of the defendants have responded to the complaints.

    In addition, H&Q and other investment banks have been requested to provide information to the Enforcement Department of NASD Regulation, Inc. as part of an investigation into the underwriting and distribution of certain initial public offerings underwritten by H&Q and others. It has also been reported that the SEC is conducting a similar inquiry.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company and their ages as of November 30, 1997, are as follows:

NAME                            AGE                       POSITION
------------------------------  ---  --------------------------------------------------
William R. Hambrecht*.........  62   Chairman of the Company and H&Q LLC; Director

Daniel H. Case III*...........  40   President and Chief Executive Officer of the
                                     Company and H&Q LLC; Director

William R. Timken.............  62   Vice Chairman of the Company and H&Q LLC; Director

Paul L. Hallingby.............  51   Executive Vice President and Director of
                                     Institutional Equity, H&Q LLC

Cristina M. Morgan............  45   Managing Director and Co-Director of Investment
                                     Banking, H&Q LLC

David M. McAuliffe............  48   Managing Director and Co-Director of Investment
                                     Banking, H&Q LLC, and Chief Administrative Officer
                                       of the Company

Bruce M. Lupatkin.............  41   Managing Director and Director of Research, H&Q
                                     LLC

Steven N. Machtinger..........  48   General Counsel and Secretary of the Company and
                                     H&Q LLC; Managing Director of H&Q LLC

Patrick J. Allen..............  35   Chief Financial Officer of the Company and H&Q
                                     LLC; Managing Director of H&Q LLC

------------------------

* Effective January 1, 1998, Mr. Hambrecht is retiring as Chairman and a director of the Company and as Chairman of H&Q LLC and, as of that date, Mr. Case will become Chairman of both companies and is resigning as President of both companies.

    William R. Hambrecht, Chairman of Hambrecht & Quist Group and its principal subsidiary, H&Q LLC, announced his retirement from the Company effective January 1, 1998. He has continuously served as an officer, director or principal of those entities or their predecessors since he and the late George Quist co-founded Hambrecht & Quist in 1968. Mr. Hambrecht is primarily responsible for directing the Company's venture capital investment activities. He also serves on the Board of Directors of Adobe Systems Incorporated, a print and electronic media software company. He holds a B.A. degree from Princeton University.

    Daniel H. Case III joined the Company in 1981, and was initially an associate and then a principal in the Corporate Finance Department. He also served as Vice President and then a partner in the Venture Capital Department, both in San Francisco and in London. In 1983, he co-founded the business which became Hambrecht & Quist Guaranty Finance. Mr. Case rejoined Corporate Finance in 1986 as co-director of mergers and acquisitions, and became Managing Director and head of Investment Banking in December 1987. In October 1989, he was elected Executive Vice President and in October 1991, he was elected to the Board of Directors of the Company. In April 1992, he was elected President and Co-Chief Executive Officer. He became Chief Executive Officer in October 1994. Mr. Case also serves as a director of Rational Software Corporation, a maker of object-oriented software development tools, Electronic Arts Inc., a global interactive entertainment software company, AMB Property Corporation, a real estate company, the National Science and Technology Medal Foundation and the Bay Area Council. He has a B.A. in Economics and Public Policy from Princeton University and studied management at the University of Oxford as a Rhodes Scholar.

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

    David M. McAuliffe joined the Company in July 1995 as Managing Director and Co-Director of Investment Banking. In September 1996, Mr. McAuliffe was named Chief Administrative Officer of the Company. Prior to joining the Company, Mr. McAuliffe served in various capacities in the Investment Banking and Merchant Banking divisions of Kidder Peabody & Co., an investment bank, from 1974 to 1995. From April 1992 to May 1995, he served as Kidder Peabody & Co.'s Co-Head of the Global Investment Banking Division. Mr. McAuliffe holds a B.A. in Accounting from Boston College and an M.B.A. from Harvard Business School.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The principal market for trading of the Company's common stock is the New York Stock Exchange. The Company's Common Stock is also listed on the Pacific Exchange. Its stock symbol is HQ. The effective date of the Company's initial public offering was August 9, 1996. Set forth below are the high and low sale prices of the Company's common stock for each full quarterly period since its initial public offering.

                                                                HIGH SALE PRICE  LOW SALE PRICE
                                                                ---------------  ---------------
FISCAL 1997
Fourth Quarter Ended 9/30/97..................................     $   35.75        $   26.00
Third Quarter Ended 6/30/97...................................     $   35.50        $   15.00
Second Quarter Ended 3/31/97..................................     $   27.00        $   16.63
First Quarter Ended 12/31/97..................................     $   27.00        $   18.50

FISCAL 1996
Fourth Quarter Ended 9/30/96..................................     $   19.50        $   16.25

    According to records of the Company's transfer agent, the Company had approximately 305 stockholders of record as of December 4, 1997. Because may shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

    The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    Information required by item 6 is incorporated by reference from the information set forth under the heading "Selected Financial Data" in the Company's 1997 Annual Report to Stockholders (the "Annual Report") filed as
Exhibit 13.01 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information required by item 7 is incorporated by reference from the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report filed as
Exhibit 13.01 to this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is not required to include the disclosure required by item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by Item 8 is set forth in Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors required by Item 10 is incorporated by reference from the information set forth under the headings "Proposal No. 1--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 24, 1998. Information regarding executive officers found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference from the information set forth under the heading "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 24, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated by reference from the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 24, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference from the information set forth under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 24, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are incorporated by reference from the financial statements contained in the Annual Report filed as Exhibit 13.01 to this Form 10-K:

       1.  Financial Statements

          Report of Independent Public Accountants

          Consolidated Financial Statements as of September 30, 1996, and 1997
           and for the years
             ended September 30, 1995, 1996 and 1997

          Notes to Consolidated Financial Statements

       2.  Financial Statement Schedules

           All schedules are omitted because they are not required or the information is shown in the financial statements or notes thereto.

       3.  Exhibits

EXHIBIT
 NUMBER      EXHIBIT TITLE
--------     ----------------------------------------------------------------------------------------------------
    3.01(1)  Registrant's Amended and Restated Certificate of Incorporation.
    3.02     Registrant's Bylaws, as amended.
    4.01(1)  Form of Specimen Certificate for Registrant's common stock
   10.01(3)  Registrant's 1996 Equity Plan, as amended and restated on March 24, 1997*.
   10.02(1)  Registrant's 1995 Restricted Stock Plan, 1995 Stock Option Plan, and Hambrecht & Quist, L.P. 1995
               Limited Partnership Unit Plan*.
   10.03(1)  Form of Registrant's 1995 Stock Option Plan Nonstatutory Stock Option Agreement*.
   10.04(1)  Registrant's Savings and Employee Stock Ownership Plan, effective as of October 1, 1994*.
   10.05(1)  Lease between The Equitable Life Assurance Society of the United States and Hambrecht & Quist L.L.C.
               (formerly Hambrecht & Quist Incorporated) dated January 27, 1988, as amended.
   10.06(1)  Assignment of Lease from Apple Computer, Inc. to Hambrecht & Quist L.L.C. dated March 27, 1996.
   10.07(1)  Lease between Hambrecht & Quist L.L.C. (formerly Hambrecht & Quist Incorporated) and Rowes Wharf
               Associates dated June 22, 1987, as amended.
   10.08(1)  Lease, Riders, and Addenda between 230 Park Avenue Associates and Hambrecht & Quist L.L.C. (formerly
               Hambrecht & Quist Incorporated) dated December 1, 1995.
   10.09(1)  Line of Credit Agreement between The Bank of California, N.A. and Registrant, dated October 29,
               1993.
   10.10(1)  Amended and Restated Line of Credit Agreement between The Bank of California, N.A., and Registrant, dated March 21, 1996.
   10.11(1)  Line of Credit Note between The Bank of California, N.A., and Registrant, dated March 21, 1996.
   10.12(1)  Continuing Guaranty by Registrant in favor of The Bank of California, N.A., dated March 21, 1996.
   10.13(1)  Employment Agreement between Registrant and Daniel H. Case III, dated June 17, 1996*.
   10.14(1)  Hambrecht & Quist L.L.C.'s Operating Agreement, dated March 6, 1995.
   10.15(3)  Registrant's 1996 Bonus and Deferred Sales Compensation Plan, as amended and restated on March 24,
               1997*.

EXHIBIT
 NUMBER      EXHIBIT TITLE
--------     ----------------------------------------------------------------------------------------------------
   10.16(1)  Master Agreement between Hambrecht & Quist L.L.C. (formerly Hambrecht & Quist Incorporated),
               Wertheim Schroder & Co. Incorporated, WSCI Limited Partnership and Lewco Securities Corp., dated
               December 23, 1991, as amended on December 13, 1993 by Amendment No. 1 and July 5, 1995 by
               Amendment No. 2.
   10.17(1)  Clearing and Other Services Agreement between Hambrecht & Quist L.L.C. (formerly Hambrecht & Quist
               Incorporated), Wertheim Schroder & Co. Incorporated, WSCI Limited Partnership and Lewco Securities
               Corp., dated December 23, 1991, as amended.
   10.18(1)  Letter Agreement between Registrant and H&Q Asia Pacific, Ltd., dated April 1, 1996.
   10.19(1)  Form of Registrant's Indemnification Agreement.
   10.20(1)  Lease between The Equitable Life Assurance Society of the United States and Hambrecht & Quist
               L.L.C.(formerly Hambrecht & Quist Incorporated) dated November 9, 1988, as amended.
   10.21(2)  Amendment No. 3 to Master Agreement between Hambrecht & Quist L.L.C. (formerly Hambrecht & Quist
               Incorporated), Wertheim Schroder & Co. Incorporated, WSCI Limited Partnership and Lewco Securities
               Corp., effective September 30, 1996.
   10.22(3)  Consulting Agreement between Hambrecht & Quist L.L.C. and William J. Perry, dated April 1, 1997.
   10.23     Sublease between Chevron Real Estate Management Company and Hambrecht & Quist California, dated May
               21, 1997.
   10.24     Lease between Pacific Resources Development Inc. and Hambrecht & Quist California, dated June 5,
               1997.
   10.25     Amendment Nos. 6, 7 and 8 to Lease between Hambrecht & Quist L.L.C. (formerly Hambrecht & Quist
               Incorporated) and Rowes Wharf Associates dated June 22, 1987, as amended.
   13.01     Certain information from Registrant's Annual Report to Stockholders for the year ended September 30,
               1997 which is incorporated by reference in this Form 10-K.
   21.01(2)  List of Subsidiaries of the Registrant.
   23.01     Consent of Independent Public Accountants.
   27.01     Financial Data Schedule

------------------------

*   Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the corresponding exhibit to the Registrant's S-1 Registration Statement in the form declared effective on August 8, 1996, File No. 333-6431.

(2) Incorporated by reference to Registrant's Form 10-K filed for the fiscal year ended September 30, 1996.

(3) Incorporated by reference to Registrant's Form 10-Q filed for the fiscal quarter ended March 31, 1997.

(b) Reports on Form 8-K

   None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of December, 1997.

                                HAMBRECHT & QUIST GROUP

                                By:            /s/ DANIEL H. CASE III
                                     -----------------------------------------
                                                 Daniel H. Case III
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed by the following persons in the capacities and on the date indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ WILLIAM R. HAMBRECHT     Chairman of the Board of     December 23, 1997
------------------------------    Directors
    (William R. Hambrecht)

                                President, Chief Executive   December 23, 1997
    /s/ DANIEL H. CASE III        Officer and Director
------------------------------    (Principal Executive
     (Daniel H. Case III)         Officer)

    /s/ WILLIAM R. TIMKEN       Vice Chairman of the Board   December 23, 1997
------------------------------    of Directors
     (William R. Timken)

     /s/ PATRICK J. ALLEN       Chief Financial Officer      December 23, 1997
------------------------------    (Principal Financial and
      (Patrick J. Allen)          Accounting Officer)

    /s/ HOWARD B. HILLMAN       Director                     December 23, 1997
------------------------------
     (Howard B. Hillman)

     /s/ WILLIAM E. MAYER       Director                     December 23, 1997
------------------------------
      (William E. Mayer)

     /s/ WILLIAM J. PERRY       Director                     December 23, 1997
------------------------------
      (William J. Perry)

   /s/ EDMUND H. SHEA, JR.      Director                     December 23, 1997
------------------------------
    (Edmund H. Shea, Jr.)