Form 10-Q
period 1997-12-31
HAMBRECHT & QUIST GROUP
filed 1998-02-12
CIK 1017267

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

                For the quarterly period ended December 31, 1997

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

                         Yes __X__            No _____

    24,075,978 shares of Common Stock were issued and outstanding as of February 3, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            HAMBRECHT & QUIST GROUP

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements...........................................................................           3

Item 2.     Management's Discussion and Analysis of Financial Condition and                                          13
            Results of Operations..........................................................................

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings..............................................................................          19

Item 6.     Exhibits and Reports on Form 8-K...............................................................          19

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            HAMBRECHT & QUIST GROUP

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1997

                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                            1997           1997
                                                                        -------------  -------------
                                                                                        (UNAUDITED)
                                               ASSETS
Cash and cash equivalents.............................................  $  42,637,732  $  12,536,586
Receivables:
  Customers (net of allowance of $1,050,000 at September 30, 1997 and
    December 31, 1997)................................................    183,796,833    216,176,295
  Lewco Securities Corp...............................................    157,570,375     54,407,046
  Syndicate managers..................................................     15,494,668     10,888,341
  Related parties.....................................................     17,397,164     12,847,123
  Notes...............................................................     18,489,300     20,296,501
  Lease...............................................................      3,467,628      2,814,373
  Income taxes........................................................        531,955       --
  Other...............................................................     11,288,008     11,652,690
Marketable trading securities, at market value........................     32,617,567     41,071,328
Long-term investments, at estimated fair value........................    117,199,728    111,204,338
Deferred income taxes.................................................     56,734,654     70,958,254
Furniture, equipment and leasehold improvements, net of accumulated
  depreciation and amortization.......................................     18,782,846     19,324,842
Leased assets, net of accumulated depreciation........................      2,272,172      1,977,966
Exchange memberships, at cost (market value--$1,925,000 and
  $2,375,000, respectively)...........................................        656,000        656,000
                                                                        -------------  -------------
        Total assets..................................................  $ 678,936,630  $ 586,811,683
                                                                        -------------  -------------
                                                                        -------------  -------------
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Payables:
  Customers...........................................................  $ 186,445,656  $  91,283,534
  Compensation and benefits...........................................    116,673,510     95,467,377
  Syndicate settlements...............................................     21,355,653     11,445,449
  Income taxes payable................................................      6,563,552     12,692,117
  Trade accounts payable..............................................      2,829,377      1,989,905
  Accrued expenses and other..........................................     33,220,760     45,332,641
Securities sold, not yet purchased, at market value...................     11,770,127     12,624,404
Debt obligations......................................................      2,700,000      2,000,000
                                                                        -------------  -------------
        Total liabilities.............................................    381,558,635    272,835,427
                                                                        -------------  -------------
Commitments and contingencies
Stockholders' equity:
  Common stock (par value $0.01 and 100,000,000 shares authorized,
    23,790,337 and 24,067,731 issued and outstanding as of September
    30, 1997 and December 31, 1997, respectively).....................        237,903        240,893
  Additional paid-in capital..........................................    136,271,533    146,021,636
  Stock notes receivable from employees...............................     (5,620,260)    (4,138,225)
  Retained earnings...................................................    167,230,812    173,880,471
  Net unrealized losses on investments available for sale.............       (303,117)    (2,028,519)
  Treasury stock, at cost (21,615 shares outstanding as of September
    30, 1997 and none outstanding as of December 31, 1997)............       (438,876)      --
                                                                        -------------  -------------
        Total stockholders' equity....................................    297,377,995    313,976,256
                                                                        -------------  -------------
        Total liabilities and stockholders' equity....................  $ 678,936,630  $ 586,811,683
                                                                        -------------  -------------
                                                                        -------------  -------------

        The accompanying notes are an integral part of these statements.

                            HAMBRECHT & QUIST GROUP

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997

                                                                                         1996           1997
                                                                                     -------------  -------------
                                                                                             (UNAUDITED)
REVENUES:
  Principal transactions...........................................................  $  28,866,574  $  26,115,777
  Agency commissions...............................................................      9,906,699     12,395,215
  Investment banking...............................................................     30,104,368     22,887,465
  Corporate finance fees...........................................................     10,755,511     17,554,254
  Interest and dividends...........................................................      4,970,546      6,340,802
  Net investment gains.............................................................      5,122,082        662,662
  Other............................................................................      5,172,805      5,665,523
                                                                                     -------------  -------------
        Total revenues.............................................................     94,898,585     91,621,698
                                                                                     -------------  -------------
EXPENSES:
  Compensation and benefits........................................................     47,313,854     45,810,849
  Brokerage and clearance..........................................................      3,645,937      5,026,444
  Occupancy and equipment..........................................................      3,288,197      4,799,021
  Communications...................................................................      3,166,912      3,749,799
  Interest.........................................................................      1,226,849      1,124,032
  Other............................................................................      8,111,615     19,445,484
                                                                                     -------------  -------------
        Total expenses.............................................................     66,753,364     79,955,629
                                                                                     -------------  -------------
        Income before income tax provision.........................................     28,145,221     11,666,069

INCOME TAX PROVISION...............................................................     12,383,897      5,016,410
                                                                                     -------------  -------------
        Net income.................................................................  $  15,761,324  $   6,649,659
                                                                                     -------------  -------------
                                                                                     -------------  -------------

EARNINGS PER SHARE:
  Basic............................................................................          $0.68          $0.28
  Diluted..........................................................................          $0.62          $0.25

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic............................................................................     23,205,938     24,000,058
  Diluted..........................................................................     25,274,708     26,385,308

        The accompanying notes are an integral part of these statements.

                            HAMBRECHT & QUIST GROUP

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE YEAR ENDED SEPTEMBER 30, 1997 AND
              THE THREE MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED)

                            NUMBER                 ADDITIONAL      STOCK                  UNREALIZED   TREASURY
                           OF COMMON    COMMON       PAID-IN       NOTES      RETAINED     LOSSES,     STOCK, AT
                            SHARES       STOCK       CAPITAL    RECEIVABLE    EARNINGS       NET         COST       H&Q GROUP
                           ---------  -----------  -----------  -----------  -----------  ----------  -----------  -----------
BALANCE, SEPTEMBER 30,
  1996...................  22,693,930  $ 226,939   $116,643,623 $(13,550,503) $124,056,614 $ (665,224)             $226,711,449
  Sales of common
    stock................  1,134,244      11,342    20,083,292     (289,035)                                        19,805,599
  Forfeitures of common
    stock................    (37,837)       (378)     (455,382)                                                       (455,760)
  Reductions of stock
    notes................                                         8,209,370                                          8,209,370
  Net income.............                                                     43,174,198                            43,174,198
  Change in net
    unrealized losses....                                                                    362,107                   362,107
  Purchase of 21,615
    common shares........                                             9,908                              (438,876)    (428,968)
                           ---------  -----------  -----------  -----------  -----------  ----------  -----------  -----------
BALANCE, SEPTEMBER 30,
  1997...................  23,790,337    237,903   136,271,533   (5,620,260) 167,230,812    (303,117)    (438,876) 297,377,995
  Sales of common stock      280,255       3,019     9,575,737                                                       9,578,756
  Forfeitures of common
    stock................     (2,861)        (29)      (49,225)                                                        (49,254)
  Reductions of stock
    notes................                                         1,482,035                                          1,482,035
  Net income.............                                                      6,649,659                             6,649,659
  Change in net
    unrealized losses....                                                                 (1,725,402)               (1,725,402)
  Issuance of 21,615
    common shares........                              223,591                                            438,876      662,467
                           ---------  -----------  -----------  -----------  -----------  ----------  -----------  -----------
BALANCE, DECEMBER 31,
  1997...................  24,067,731  $ 240,893   $146,021,636 $(4,138,225) $173,880,471 $(2,028,519) $   --      $313,976,256
                           ---------  -----------  -----------  -----------  -----------  ----------  -----------  -----------
                           ---------  -----------  -----------  -----------  -----------  ----------  -----------  -----------

                            HAMBRECHT & QUIST GROUP

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997

                                                                                         1996            1997
                                                                                    --------------  --------------
                                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES..............................................  $   14,512,675  $  (35,782,829)
                                                                                    --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of long-term investments..............................................     (12,685,174)    (13,655,259)
  Proceeds from sales/distributions of long-term investments......................      10,508,207      18,560,093
  Purchases of furniture, equipment and leasehold improvements....................      (2,696,571      (2,718,156)
  Increases in notes receivable...................................................      (6,600,000)     (5,415,000)
  Repayments of notes receivable..................................................        --             3,607,799
  Other, net......................................................................         260,783       4,062,772
                                                                                    --------------  --------------
    Net cash and cash equivalents provided by (used in)
      investing activities........................................................     (11,212,755)      4,442,249
                                                                                    --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations..................................................       2,655,892       7,000,000
  Repayments of debt obligations..................................................      (4,832,000)     (7,700,000)
  Proceeds from sales of common stock.............................................       4,692,715       1,770,496
  Other, net......................................................................        --               168,938
                                                                                    --------------  --------------
    Net cash and cash equivalents provided by financing activities................       2,516,607       1,239,434
                                                                                    --------------  --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................       5,816,527     (30,101,146)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................................      50,031,534      42,637,732
                                                                                    --------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................  $   55,848,061  $   12,536,586
                                                                                    --------------  --------------
                                                                                    --------------  --------------

        The accompanying notes are an integral part of these statements.

                            HAMBRECHT & QUIST GROUP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

                                  (UNAUDITED)

1. BASIS OF PRESENTATION:

    The condensed consolidated financial statements include Hambrecht & Quist Group and its subsidiaries ("H&Q" or the "Company"). The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the accompanying condensed financial statements should be read in conjunction with the 1997 Consolidated Financial Statements and related notes thereto incorporated by reference into the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Any capitalized terms used but not defined have the same meaning given to them in the 1997 Consolidated Financial Statements.

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

    The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at December 31, 1997 and the results of operations and cash flows for the three month periods ended December 31, 1996 and 1997.

    Certain amounts in the fiscal 1997 financial statements have been reclassified to conform to the fiscal 1998 presentation.

2. EARNINGS PER SHARE:

    In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). The Company adopted SFAS 128 on October 1, 1997. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share calculations. Basic earnings per share is computed by dividing net income by weighted average shares outstanding. Diluted earnings per share is computed by dividing net income by weighted average shares outstanding including the dilutive effects of stock options. Diluted earnings per share calculations result in the same earnings per share

                            HAMBRECHT & QUIST GROUP

                               DECEMBER 31, 1997

                                  (UNAUDITED)

2. EARNINGS PER SHARE: (CONTINUED)
previously reported by the Company. The Company's basic and diluted earnings per share for the three months ended December 31, 1996 and 1997 are as follows:

                                                                               WEIGHTED
                                                                   NET         AVERAGE      PER SHARE
                                                                 INCOME         SHARES        AMOUNT
                                                              -------------  ------------  ------------
FOR THE THREE MONTHS ENDED--

December 31, 1996:
  Basic earnings per share..................................  $  15,761,324    23,205,938  $       0.68
  Options outstanding.......................................       --           2,068,770
                                                              -------------  ------------
  Diluted earnings per share................................  $  15,761,324    25,274,708  $       0.62
                                                              -------------  ------------
                                                              -------------  ------------

December 31, 1997:
  Basic earnings per share..................................  $   6,649,659    24,000,058  $       0.28
  Options outstanding.......................................       --           2,385,250
                                                              -------------  ------------
  Diluted earnings per share................................  $   6,649,659    26,385,308  $       0.25
                                                              -------------  ------------
                                                              -------------  ------------

3. RECEIVABLES FROM RELATED PARTIES:

    At September 30, 1997 and December 31, 1997 receivables from related parties consisted of the following:

                                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                               1997           1997
                                                                           -------------  -------------
Notes receivable from affiliates and employees...........................  $   2,696,455  $   1,854,774
Asset management fees and profit participations..........................      5,989,569      5,507,069
Affiliate and other advances.............................................      8,711,140      5,485,280
                                                                           -------------  -------------
                                                                           $  17,397,164  $  12,847,123
                                                                           -------------  -------------
                                                                           -------------  -------------

    Notes receivable from affiliates and employees as of September 30, 1997 and December 31, 1997 include notes receivable from Asia Pacific of $1,757,670 and $1,161,933, respectively.

    Asset management fees and profit participations receivable at September 30, 1997 and December 31, 1997, include profit participations receivable of $5,527,057 and $5,489,458, respectively from venture and investment partnerships managed by Venture Partners. Included in other revenues are management fees and profit participation distributions from venture capital funds of $3,259,324 and $1,611,186 for the three month periods ended December 31, 1996 and 1997, respectively.

    Affiliate and other advances include temporary advances made to affiliates for operating expenses and to affiliates, directors and employees for purchases of investments. Of the amount outstanding at December 31, 1997, $1,338,539 relates to advances to affiliates, directors and employees for purchases of investments made on their behalf.

                            HAMBRECHT & QUIST GROUP

                               DECEMBER 31, 1997

                                  (UNAUDITED)

4. MARKETABLE TRADING SECURITIES AND SECURITIES SOLD, NOT YET PURCHASED:

    At September 30, 1997 and December 31, 1997, marketable trading securities and securities sold, not yet purchased, consisted of the following:

                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                     1997           1997
                                                                 -------------  -------------
Marketable trading securities--
  Equity securities............................................  $  10,367,207  $  10,738,227
  Convertible bonds............................................      2,086,750      7,250,083
  Options......................................................         26,840         36,405
  U.S. government securities...................................     20,136,770     23,046,613
                                                                 -------------  -------------
                                                                 $  32,617,567  $  41,071,328
                                                                 -------------  -------------
                                                                 -------------  -------------
Securities sold, not yet purchased--
  Equity securities............................................  $  11,359,430  $  12,489,956
  Options......................................................        410,697        134,448
                                                                 -------------  -------------
                                                                 $  11,770,127  $  12,624,404
                                                                 -------------  -------------
                                                                 -------------  -------------

5. LONG-TERM INVESTMENTS:

    At September 30, 1997 and December 31, 1997, the Company's long-term investments, at estimated fair value, consisted of the following:

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                    1997            1997
                                                               --------------  --------------
Marketable equity securities available for sale by Guaranty
  Finance and Transition Capital.............................  $   14,023,208  $    8,810,211
Marketable equity securities--other..........................      37,661,637      30,801,380
                                                               --------------  --------------
  Total marketable investments...............................      51,684,845      39,611,591
                                                               --------------  --------------
Nonmarketable securities and investment partnership
  interests..................................................      39,568,602      45,665,513
Venture Partners and affiliated venture capital funds........      15,756,670      15,398,102
Venture capital funds managed by others......................       8,079,332       8,418,853
Lewco Securities.............................................       2,110,279       2,110,279
                                                               --------------  --------------
  Total nonmarketable investments............................      65,514,883      71,592,747
                                                               --------------  --------------
  Total long-term investments................................  $  117,199,728  $  111,204,338
                                                               --------------  --------------
                                                               --------------  --------------

    The cost of the Company's long-term investments at September 30, 1997 and December 31, 1997, was $119,412,383 and $122,578,603, respectively.

                            HAMBRECHT & QUIST GROUP

                               DECEMBER 31, 1997

                                  (UNAUDITED)

5. LONG-TERM INVESTMENTS: (CONTINUED)
    Following is an analysis of the net investment gains for the three month periods ended December 31, 1996 and 1997:

                                                                       1996          1997
                                                                   ------------  -------------
Realized gains...................................................  $  3,924,549  $   7,852,385
Change in unrealized gains and losses, net.......................     1,197,533     (7,189,723)
                                                                   ------------  -------------
  Net investment gains...........................................  $  5,122,082  $     662,662
                                                                   ------------  -------------
                                                                   ------------  -------------

    The cost and estimated fair values of investments in marketable equity securities available for sale by Guaranty Finance and Transition Capital at September 30, 1997 and December 31, 1997 are as follows:

                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                     1997           1997
                                                                 -------------  -------------
Cost...........................................................  $  14,369,649  $  11,128,541
Gross unrealized gains.........................................      1,975,968        721,865
Gross unrealized losses........................................     (2,322,409)    (3,040,195)
                                                                 -------------  -------------
  Estimated fair value.........................................  $  14,023,208  $   8,810,211
                                                                 -------------  -------------
                                                                 -------------  -------------

    Gross proceeds, gross realized gains and gross realized losses from sales of investments in marketable equity securities available for sale by Guaranty Finance for the three month periods ended December 31, 1996 and 1997 are as follows:

                                                                         1996         1997
                                                                      ----------  ------------
Gross proceeds......................................................  $  263,546  $  4,751,403
Gross realized gains................................................      72,831       920,058
Gross realized losses...............................................      --

6. EMPLOYEE BENEFIT PLANS:

    SAVINGS AND EMPLOYEE STOCK OWNERSHIP TRUST

    In November 1997, the Company issued 58,498 shares of common stock valued at $1,943,760 to the ESOP in satisfaction of compensation and benefits payable.

    As of December 31, 1997, the ESOP owned approximately 7.35 percent of the H&Q common stock outstanding.

    BONUS AND DEFERRED SALES COMPENSATION PLAN

    The Company paid semiannual bonuses in October 1997. Under the Compensation Plan, 184,297 shares valued at $6,657,729 were issued to executives and professionals effective October 15, 1997. All such amounts were included in compensation and benefits payable as of September 30, 1997.

                            HAMBRECHT & QUIST GROUP

                               DECEMBER 31, 1997

                                  (UNAUDITED)

    STOCK OPTION PLANS

    Details of stock options are as follows:

                                                                NUMBER OF
                                                                  SHARES     EXERCISE PRICE
                                                                ----------  -----------------
Outstanding at September 30, 1996.............................   5,697,520  $   2.04 - $13.75
  Granted.....................................................     301,600  $  16.13 - $31.06
  Exercised...................................................    (205,038) $   2.04 - $11.25
  Canceled....................................................    (226,926) $   5.54 - $19.88
                                                                ----------
Outstanding at September 30, 1997.............................   5,567,156  $   2.10 - $31.06
  Granted.....................................................     631,500  $  13.75 - $36.13
  Exercised...................................................     (37,122) $   5.54 - $13.75
  Canceled....................................................     (74,408) $   4.60 - $ 8.38
                                                                ----------
Outstanding at December 31, 1997..............................   6,087,126  $   2.10 - $36.13
                                                                ----------
                                                                ----------

    Of the outstanding options at December 31, 1997, options to purchase 1,493,147 shares had vested.

    STOCK APPRECIATION RIGHTS

    As of December 31, 1997, the total SARs liability was $5,481,530. A payment of $3,315,862 was made on January 15, 1998. The remaining amount will be paid on January 15, 1999.

7. NET CAPITAL REQUIREMENTS:

    At September 30, 1997 and December 31, 1997, H&Q LLC's regulatory net capital of $67,030,028 and $90,838,170, respectively, was 27 percent and 38 percent, respectively, of aggregate debit items and its net capital in excess of the minimum required was $62,087,429 and $86,081,142, respectively.

    At September 30, 1997 and December 31, 1997, RvR Securities and H&Q EM were in compliance with all applicable regulatory capital adequacy requirements.

8. SIGNIFICANT EVENT:

    In December 1997, H&Q and other broker dealer defendants entered into a settlement agreement with the plaintiffs of the Nasdaq market-makers antitrust litigation. The Company recorded an $8,000,000 charge for its unaccrued portion of settlement costs. This charge is included in other expense in the three month period ended December 31, 1997. All payments of settlement amounts are due on or before September 30, 1998.

9. COMMITMENTS AND CONTINGENCIES:

    Lewco conducts a stock borrow/stock lending business. On behalf of Lewco, the Company has agreed to guarantee its proportional share of secured loans resulting from this business. The Company's contingent liability relating to its net unsecured position under this indemnity agreement was $3,950,063 at December 31, 1997. Also, in connection with H&Q LLC's option trading activities, the Company has issued a letter of credit totaling $5,500,000 at December 31, 1997 with the Options Clearing Corporation.

                            HAMBRECHT & QUIST GROUP

                               DECEMBER 31, 1997

                                  (UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    The Company has other contingent liabilities, including contractual commitments arising in the normal course of business, the resolution of which, in management's opinion, will not have an adverse effect on the Company's financial position.

    As is the case with many firms in the securities industry, the Company is a defendant or co-defendant in a number of actions. These civil actions and arbitrations have arisen in the normal course of the Company's business and are incidental to its activities as a broker-dealer in securities, as an underwriter, as a corporate financial advisor and as an employer. The Company is also involved, from time to time, in proceedings with, and investigations by, governmental agencies and self regulatory organizations. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material or indeterminate amounts. Most of the Company's current proceedings relate to public underwritings of securities in which H&Q LLC participated as a manager, co-manager or member of the underwriting syndicate. These cases involve claims under federal and state securities laws and seek compensatory and other monetary damages. It is possible that H&Q and/or H&Q LLC may be called upon as a member of a class of defendants or under the terms of the underwriting, indemnification or other agreements to contribute to settlements or judgments arising out of these cases. The Company is contesting the complaints in all cases and believes that there are meritorious defenses in each of these lawsuits. Although the ultimate outcome of the Company's litigation cannot be ascertained at this time, it is the opinion of the Company's management, based on discussions with counsel, that the resolution of these actions and others will not have a material adverse effect on the Company's financial statements taken as a whole.

    H&Q has indemnified certain of its officers, directors and agents, and certain of its affiliates, as permitted under applicable state law. Under these provisions, H&Q itself is and will be subject to indemnification assertions by officers, directors, agents or certain of its affiliates who are or may become defendants in litigation that may result in the normal course of business. Although the ultimate outcome of indemnification assertions outstanding as of December 31, 1997, cannot be ascertained at this time, it is the opinion of the Company's management, based on discussions with counsel, that the resolution of these assertions will not have a material adverse effect on the Company's financial statements taken as a whole.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE STATEMENTS IN THIS QUARTERLY REPORT THAT RELATE TO FUTURE PLANS, EVENTS, OR PERFORMANCE ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE RELATING TO FUTURE GROWTH, THE COMPANY'S PRINCIPAL INVESTMENT ACTIVITIES, ITS PLANS TO ADDRESS THE YEAR 2000 SOFTWARE ISSUE AND ITS CURRENT EQUITY CAPITAL LEVELS. ACTUAL RESULTS MIGHT DIFFER MATERIALLY DUE TO A VARIETY OF IMPORTANT FACTORS. THESE FACTORS INVOLVE RISKS AND UNCERTAINTIES RELATING TO, AMONG OTHER THINGS, GENERAL ECONOMIC AND MARKET CONDITIONS, COMPETITIVE CONDITIONS WITHIN THE SECURITIES INDUSTRY, CHANGES IN INTEREST RATES, STOCK MARKET PRICES AND MUTUAL FUND CASH INFLOWS OR OUTFLOWS, CHANGES IN THE TECHNOLOGY AND HEALTHCARE INDUSTRIES AND OTHER INDUSTRIES IN WHICH THE COMPANY IS ACTIVE, CHANGES IN DEMAND FOR INVESTMENT BANKING AND SECURITIES BROKERAGE SERVICES, THE COMPANY'S ABILITY TO RECRUIT AND RETAIN KEY EMPLOYEES, CHANGES IN SECURITIES AND BANKING LAWS AND REGULATIONS, TRADING AND PRINCIPAL INVESTMENT ACTIVITIES, LITIGATION AND OTHER FACTORS DISCUSSED BELOW IN "OVERVIEW." THE COMPANY'S ANNUAL REPORT ON FORM 10-K (THE "FORM 10-K") FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION CONTAINS ADDITIONAL INFORMATION ABOUT THESE AND OTHER RISKS AND UNCERTAINTIES.

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

EFFECTS OF MARKET CONDITIONS

    The Company's business depends to a substantial extent on the market for public equity offerings by emerging growth companies, particularly companies in the technology and healthcare industries. The securities market is affected by general economic and market conditions, including fluctuations in interest rates, the volume of securities trading, price levels of securities and the flow of investor funds into and out of equity mutual funds, and by factors that apply to particular industries, such as technological advances and changes in the regulatory environment. Substantial fluctuations can occur and have occurred in the Company's operating results due to these and other factors. In periods of reduced market activity, profitability has been and is likely to be adversely affected. Accordingly, net earnings for any period should not be considered representative of any other period.

EFFECTS OF COMPETITION

    The securities business is intensely competitive. Many of the Company's competitors have greater capital, financial and other resources than the Company. During 1997, the securities business experienced consolidation, including the acquisition of several of the Company's competitors by large commercial banks, providing competitors of the Company with increased financial and other resources. In addition, the level of competition for key personnel persists. The Company has experienced losses of research, investment banking and sales and trading professionals from time to time and there can be no assurance that losses of key personnel due to competition or other factors will not occur in the future.

EFFECTS OF COMPANY FACTORS AND GROWTH STRATEGIES

    Over the past several years, the Company has experienced significant growth in the scope of its business activities and the number of its employees. Average employee headcount was 708 in the three month period ended December 31, 1996, compared to 831 in the three month period ended December 31, 1997.

    The scope of the Company's business activities has increased to include new business activities, increased emphasis on building existing operations, such as the Company's international operations, and a significantly higher level of principal investment activities, as more fully described below in "Effects of Principal Investment Activities." The number of employees has increased significantly from both the increased scope of business activities and the growth of existing operations. This employee growth has increased fixed expenses associated with compensation and benefits costs, occupancy and equipment costs and communications costs. Such fixed expenses are expected to continue to grow in the future. Any failure to effectively manage the Company's growth through the investment in management personnel, financial and management systems and controls, and facilities could have an adverse affect on the Company's operations.

EFFECTS OF PRINCIPAL INVESTMENT ACTIVITIES

    The Company makes principal investments for strategic purposes and financial returns. As part of the Company's principal investment activities, it purchases equity and debt securities or makes commitments to purchase such securities from public and private companies. Such investments may involve substantial amounts of capital and significant exposure to any one company or business, as well as to market, credit and liquidity risks. The Company purchased $12.7 million and $13.6 million in principal investments during the three months ended December 31, 1996 and 1997, respectively. The Company expects to continue its principal investment activities in subsequent quarters through direct investments in public and private companies, investments in funds managed by the Company or by investment management entities in which the Company has an interest, investments in other special situation funds managed by outside fund managers and investments in joint ventures. However, there can be no assurance that the level and quality of potential investment opportunities made available to the Company will be sufficient to support such increased level of principal investing or that any future or historical investments will achieve a level of financial performance consistent with the Company's objectives.

    The Company accounts for its marketable investments in public companies at prevailing market prices, less discounts for illiquid or restricted holdings. The Company accounts for its nonmarketable investments in private companies at estimated fair value as determined by management of the Company. Such marketable and nonmarketable investments are presented in the Company's balance sheets as long-term investments. At September 30, 1997 and December 31, 1997, the Company's long-term investments totaled $117.2 million and $111.2 million, respectively. Net investment gains are included in the Company's statement of operations and include net realized gains and losses and the net change in unrealized gains and losses for the period. For the three month periods ended December 31, 1996 and 1997, net investment gains totaled $5.1 million and $663,000, respectively.

    Principal investing activities, which have been from time to time a significant contributor to the Company's revenues and earnings, are not predictable and do not necessarily correlate with general market conditions. These results, which in any reporting period may be influenced by a limited number of investments and transactions, can vary widely from year to year and quarter to quarter.

MATTERS RELATED TO THE COMPANY'S INFORMATION SYSTEMS

    The Company utilizes software and related technologies that will be affected by the date change in the year 2000. The year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. When the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may result in a systems failure or cause systems to process critical financial and operational information incorrectly.

    Based on ongoing assessments, the Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. In addition, the Company has also determined that Lewco Securities Corp. ("Lewco"), its clearing broker, will be required to modify or replace significant portions of the software used by Lewco in connection with maintaining customer information for the Company. The Company anticipates that its most significant exposure to the year 2000 issue is through the clearing activities performed for it by Lewco. While the Company holds an ownership position in Lewco and will be responsible for a percentage of the costs incurred by Lewco to address the issue, the Company does not control the management of the year 2000 problem by Lewco and is dependent on Lewco's ability to adequately address the issue. The Company presently believes that with modifications to existing software and conversions to new software by both it and Lewco, the year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 issue could have a material impact on the operations and financial condition of the Company.

    The Company and Lewco expect to complete year 2000 programming changes by September 1998 and testing by early 1999. The Company does not expect to incur material costs or devote material amounts of time to addressing the year 2000 issue with respect to its internal systems. With respect to Lewco's efforts, the Company does not expect to devote material amounts of its labor resources, but does expect to incur certain expenses as a result of its ownership interest in Lewco. The Company's remaining portion of the expenses to address this issue as budgeted by Lewco is expected to be approximately $1,200,000 in calendar 1998 which will be funded through operating cash flows. During the quarter ended December 31, 1997, the Company incurred approximately $350,000 of expenses as a result of Lewco's efforts to address this issue. The estimated costs of and time frame related to this project are based on estimates of the Company's and Lewco's management and there can be no assurance that actual costs will not differ materially from the current expectations. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31,
  1997

    REVENUES. Total revenues for the period decreased 3% from $94.9 million for the three months ended December 31, 1996 to $91.6 million for the three months ended December 31, 1997.

    Principal transactions revenue decreased 10% from $28.9 million to $26.1 million due primarily to lower trading volumes of Nasdaq stocks in the Company's areas of focus.

    Agency commissions increased 25% from $9.9 million to $12.4 million. This increase was primarily due to increased listed equity trades executed by the Company's institutional sales force.

    Investment banking revenue decreased 24% from $30.1 million to $22.9 million, and decreased as a percentage of revenues from 32% to 25%. The Company managed or co-managed 30 public offerings during the three month period ended December 31, 1996, compared to 21 during the three month period ended December 31, 1997.

    Corporate finance fees increased 63% from $10.8 million to $17.6 million due primarily to the completion of a higher level of merger and acquisition transactions during the three month period ended December 31, 1997.

    Interest and dividend revenue increased 28% from $5.0 million to $6.3 million. The increase related primarily to interest earned on higher average customer margin loans outstanding.

    Net investment gains for the three month period decreased 87% from $5.1 million to $663,000.

    Other revenues increased 10% from $5.2 million to $5.7 million.

    EXPENSES. Total expenses for the period increased 20% from $66.8 million for the three months ended December 31, 1996 to $80.0 million for the three months ended December 31, 1997.

    Compensation and benefits expense decreased 3% from $47.3 million to $45.8 million. The decrease was due primarily to lower bonus expenses accrued on lower revenues. Compensation and benefits expense as a percentage of total revenues was 50% for both periods.

    Brokerage and clearance expense increased 38% from $3.6 million to $5.0 million. The percentage increase was primarily attributable to higher charges from Lewco, which include H&Q's allocation of year 2000 systems programming changes, and higher floor brokerage charges related to increased agency commissions.

    Occupancy and equipment expense increased 46% from $3.3 million to $4.8 million as a result of higher rent expense and depreciation expense. Such increased expenses result from the increase in headcount and the related increased office space and computer and telecommunications equipment procurements.

    Communications expense increased 18% from $3.2 million to $3.7 million. This increase was due primarily to increases in quotes and information services expenses resulting from the increase in headcount.

    Interest expense decreased 8% from $1.2 million to $1.1. This decrease related primarily to lower average customer credit balances and lower average bank borrowings outstanding during the three month period ended December 31, 1997.

    Other expenses increased 140% from $8.1 million to $19.4 million. This increase was primarily due to a charge in December 1997 of $8.0 million for the Company's unaccrued portion of its settlement of the Nasdaq market-makers antitrust litigation.

    INCOME TAX PROVISION. The Company's effective income tax rate was 44% for the three month period ended December 31, 1996 and decreased to 43% for the three month period ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically satisfied its funding needs with its own capital resources, consisting almost entirely of internally generated retained earnings and capital raised from the sale of its common stock to employee stockholders and the public through its initial public offering. As of December 31, 1997, H&Q LLC had liquid assets consisting primarily of cash and cash equivalents of $12.5 million and receivables of $54.4 million from Lewco. As of December 31, 1997, the Company had a bank line of credit in the amount of $15.0 million, with no balance outstanding, and Guaranty Finance and Hambrecht & Quist Transition Capital, LLC had bank lines of credit of $11.0 million and $10.0 million, respectively with $2.0 million and no amounts outstanding, respectively. While the Company has not required additional bank financing during the past several years, it has available an additional $20.0 million line of credit with a commercial bank expiring April 30, 1998. The Company plans to renew this $20.0 million line of credit.

    The Company's consolidated balance sheet reflects the Company's relatively unleveraged financial position. The ratio of assets to equity as of December 31, 1997 was approximately 1.9:1. The Company's principal assets consist of receivables from customers and Lewco, securities held for trading purposes, short-term investments and securities held for investment purposes. A substantial portion of the Company's receivables are secured by customer securities or security transactions in the process of settlement. Securities held for trading purposes are actively traded and readily marketable. As of December 31, 1997, securities held for trading purposes include United States Treasury securities totaling $23.0 million with maturities ranging from two days to nine months. Securities held for investment purposes are for the most part illiquid and are carried at valuations that reflect this lack of liquidity.

    H&Q LLC, as a broker-dealer, is registered with the SEC and is a member of the NASD and the NYSE. As such, H&Q LLC is subject to the capital requirements of these regulatory entities. H&Q LLC's regulatory net capital has historically exceeded these minimum requirements. As of December 31, 1997, H&Q LLC was required to maintain minimum regulatory net capital in accordance with SEC rules of approximately $4.8 million and had total regulatory net capital of approximately $90.8 million, or approximately $86.0 million in excess of its requirement.

    Other broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements at December 31, 1997.

    The Company believes that its current level of equity capital, combined with funds anticipated to be generated from operations, will be adequate to fund its operations for the foreseeable future.

                                 EXHIBIT INDEX

  EXHIBIT                                                                                                        PAGE
  NUMBER     DESCRIPTION                                                                                          NO.
-----------  ------------------------------------------------------------------------------------------------  ---------
      3.02   Registrant's Bylaws, as amended

     27      Financial Data Schedule.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The following is a summary of recent material developments in such proceedings and a summary of one new lawsuit.

    OAK TECHNOLOGY SECURITIES LITIGATION

    On January 29, 1998, H&Q filed an answer denying the allegations that remain against it in the state court case (IN RE OAK TECHNOLOGY SECURITIES LITIGATION, No. CV758510).

    ORTHOLOGIC CORP. SECURITIES LITIGATION

    On February 5, 1998, all of the claims against H&Q and the other underwriter defendants were dismissed with prejudice.

    STORM TECHNOLOGY, INC. SECURITIES LITIGATION

    A hearing on the defendants' demurrers to the amended complaint in the state court case is scheduled to occur on March 24, 1998. GOLDBERG V. STORM TECHNOLOGY, INC., ET AL., Santa Clara Superior Court, No. CV764797.

    RHODES V. CRUZ, ET AL.

    On January 28, 1998, a purported class action complaint was filed against H&Q and others in the federal court for the Southern District of Florida. RHODES
V. CRUZ, ET AL., Civ. No. 98-0174. The allegations concern the initial public offering of Omega Research, Inc. which H&Q co-managed. The complaint alleges that during the period from October 4, 1997 to January 6, 1998, the defendants engaged in violations of the Securities Act of 1933. The defendants have not responded to the complaint.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    a)  Exhibits

 EXHIBIT
 NUMBER    DESCRIPTION
---------  ---------------------------------------------------------------------------------
3.02       Registrant's Bylaws, as amended
27         Financial Data Schedule.

    b)  Reports on Form 8-K

    A current report on Form 8-K, dated January 8, 1998, was filed by the Registrant with the Securities and Exchange Commission to report under Item 5 thereof certain information concerning the Nasdaq market-makers antitrust litigation to which Hambrecht & Quist LLC is a party.

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

Date: February 10, 1998