Form 10-Q
period 1998-03-31
HAMBRECHT & QUIST GROUP
filed 1998-05-14
CIK 1017267

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-11855

                            ------------------------

                            HAMBRECHT & QUIST GROUP

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                             94-3246636
        (State or other jurisdiction         (I.R.S. Employer Identification
     of incorporation or organization)                    No.)

                                ONE BUSH STREET
                        SAN FRANCISCO, CALIFORNIA 94104
          (Address of principal executive offices, including zip code)

                                 (415) 439-3000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes __X__      No ______

    24,480,505 shares of Common Stock were issued and outstanding as of May 12, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              HAMBRECHT & QUIST GROUP
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF SEPTEMBER 30, 1997 AND MARCH 31, 1998

                                                                        SEPTEMBER 30,    MARCH 31,
                                                                            1997            1998
                                                                        -------------   ------------
                                                                                         (UNAUDITED)
                                               ASSETS
Cash and cash equivalents.............................................  $ 42,637,732    $ 11,163,581
Receivables:
  Customers (net of allowance of $1,050,000 at September 30, 1997 and
    March 31, 1998)...................................................   183,796,833     223,921,046
  Lewco Securities Corp...............................................   157,570,375      68,722,071
  Syndicate managers..................................................    15,494,668       9,305,324
  Related parties.....................................................    17,397,164      13,901,840
  Notes...............................................................    18,489,300      21,436,105
  Lease...............................................................     3,467,628       1,988,174
  Income taxes........................................................       531,955       2,652,977
  Other...............................................................    11,288,008      16,692,504
Marketable trading securities, at market value........................    32,617,567      52,035,610
Long-term investments, at estimated fair value........................   117,199,728     140,526,462
Deferred income taxes.................................................    56,734,654      62,410,069
Furniture, equipment and leasehold improvements, net of accumulated
  depreciation and amortization.......................................    18,782,846      19,234,892
Leased assets, net of accumulated depreciation........................     2,272,172         796,449
Exchange memberships, at cost (market value--$1,925,000 and
  $2,734,900, respectively)...........................................       656,000         656,000
                                                                        -------------   ------------
    Total assets......................................................  $678,936,630    $645,443,104
                                                                        -------------   ------------
                                                                        -------------   ------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Payables:
  Customers...........................................................  $186,445,656    $107,682,074
  Compensation and benefits...........................................   116,673,510     122,225,451
  Syndicate settlements...............................................    21,355,653      19,264,328
  Income taxes payable................................................     6,563,552         377,620
  Trade accounts payable..............................................     2,829,377       4,156,195
  Accrued expenses and other..........................................    33,220,760      42,234,737
Securities sold, not yet purchased, at market value...................    11,770,127      16,721,981
Debt obligations......................................................     2,700,000         --
                                                                        -------------   ------------
    Total liabilities.................................................   381,558,635     312,662,386
                                                                        -------------   ------------
Commitments and contingencies
Stockholders' equity:
  Common stock (par value $0.01 and 100,000,000 shares authorized,
    23,790,337 and 24,211,519 issued and outstanding as of September
    30, 1997 and March 31, 1998, respectively)........................       237,903         242,115
  Additional paid-in capital..........................................   136,271,533     150,005,430
  Stock notes receivable from employees...............................    (5,620,260)     (4,049,284)
  Retained earnings...................................................   167,230,812     189,846,575
  Net unrealized losses on investments available for sale.............      (303,117)     (3,123,184)
  Cumulative translation loss.........................................       --             (140,934)
  Treasury stock, at cost (21,615 shares outstanding as of September
    30, 1997 and none outstanding as of March 31, 1998)...............      (438,876)        --
                                                                        -------------   ------------
    Total stockholders' equity........................................   297,377,995     332,780,718
                                                                        -------------   ------------
    Total liabilities and stockholders' equity........................  $678,936,630    $645,443,104
                                                                        -------------   ------------
                                                                        -------------   ------------

        The accompanying notes are an integral part of these statements.

                            HAMBRECHT & QUIST GROUP
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                          ENDED MARCH 31,                ENDED MARCH 31,
                                                    ----------------------------  ------------------------------
                                                        1997           1998            1997            1998
                                                    -------------  -------------  --------------  --------------
                                                            (UNAUDITED)                    (UNAUDITED)
REVENUES:
  Principal transactions..........................  $  26,700,101  $  26,481,480  $   55,566,675  $   52,597,257
  Agency commissions..............................     11,622,532     14,556,436      21,529,231      26,951,651
  Investment banking..............................     17,954,380     24,024,398      48,058,748      46,911,863
  Corporate finance fees..........................     14,521,448     19,756,720      25,276,959      37,310,974
  Interest and dividends..........................      4,839,901      6,394,019       9,810,447      12,734,821
  Net investment gains (losses)...................     (4,763,281)     9,115,050         358,801       9,777,712
  Other...........................................      3,778,476      7,068,137       8,951,281      12,733,660
                                                    -------------  -------------  --------------  --------------
    Total revenues................................     74,653,557    107,396,240     169,552,142     199,017,938
                                                    -------------  -------------  --------------  --------------
EXPENSES:
  Compensation and benefits.......................     39,272,693     53,698,120      86,586,547      99,508,969
  Brokerage and clearance.........................      3,676,223      5,656,428       7,322,160      10,682,872
  Occupancy and equipment.........................      4,107,566      4,979,084       7,395,763       9,778,105
  Communications..................................      3,893,783      3,982,635       7,060,695       7,732,434
  Interest........................................      1,508,428        913,376       2,735,277       2,037,408
  Other...........................................      8,822,739     10,155,888      16,934,354      29,601,372
                                                    -------------  -------------  --------------  --------------
    Total expenses................................     61,281,432     79,385,531     128,034,796     159,341,160
                                                    -------------  -------------  --------------  --------------
    Income before income tax provision............     13,372,125     28,010,709      41,517,346      39,676,778
INCOME TAX PROVISION..............................      5,883,733     12,044,605      18,267,630      17,061,015
                                                    -------------  -------------  --------------  --------------
    Net income....................................  $   7,488,392  $  15,966,104  $   23,249,716  $   22,615,763
                                                    -------------  -------------  --------------  --------------
                                                    -------------  -------------  --------------  --------------
EARNINGS PER SHARE:
  Basic...........................................  $        0.32  $        0.66  $         1.00  $         0.93
  Diluted.........................................  $        0.29  $        0.60  $         0.92  $         0.85
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic...........................................     23,339,577     24,221,147      23,275,000      24,191,223
  Diluted.........................................     25,418,606     26,479,657      25,347,248      26,499,839

        The accompanying notes are an integral part of these statements.

                            HAMBRECHT & QUIST GROUP

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

 FOR THE YEAR ENDED SEPTEMBER 30, 1997 AND THE SIX MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

                                NUMBER OF               ADDITIONAL                                               CUMULATIVE
                                 COMMON      COMMON       PAID-IN      STOCK NOTES     RETAINED     UNREALIZED   TRANSLATION
                                 SHARES       STOCK       CAPITAL      RECEIVABLE      EARNINGS     LOSSES, NET     LOSS
                               -----------  ---------  -------------  -------------  -------------  -----------  -----------
BALANCE,
  SEPTEMBER 30, 1996.........   22,693,930  $ 226,939  $ 116,643,623  $ (13,550,503) $ 124,056,614  $  (665,224)
  Sales of common stock......    1,134,244     11,342     20,063,292       (289,035)
  Forfeitures of common
    stock....................      (37,837)      (378)      (455,382)
  Reductions of stock notes..                                             8,209,370
  Net income.................                                                           43,174,198
  Change in net unrealized
    losses...................                                                                           362,107
  Purchase of 21,615 common
    shares...................                                                 9,908
                               -----------  ---------  -------------  -------------  -------------  -----------  -----------
BALANCE,
  SEPTEMBER 30, 1997.........   23,790,337    237,903    136,271,533     (5,620,260)   167,230,812     (303,117)
  Sales of common stock......      446,879      4,469     14,062,084
  Forfeitures of common
    stock....................      (25,697)      (257)      (551,778)
  Reductions of stock notes..                                             1,570,976
  Net income.................                                                           22,615,763
  Change in net unrealized
    losses...................                                                                        (2,820,067)
  Translation loss...........                                                                                      (140,934)
  Issuance of 21,815 common
    shares...................                                223,591
                               -----------  ---------  -------------  -------------  -------------  -----------  -----------
BALANCE,
  MARCH 31, 1998.............   24,211,519  $ 242,115  $ 150,005,430  $  (4,049,284) $ 189,846,575  $(3,123,184)  $(140,934)
                               -----------  ---------  -------------  -------------  -------------  -----------  -----------
                               -----------  ---------  -------------  -------------  -------------  -----------  -----------

                                TREASURY
                               STOCK, AT
                                  COST         TOTAL
                               ----------  -------------
BALANCE,
  SEPTEMBER 30, 1996.........              $ 226,711,449
  Sales of common stock......                 19,805,599
  Forfeitures of common
    stock....................                   (455,760)
  Reductions of stock notes..                  8,209,370
  Net income.................                 43,174,198
  Change in net unrealized
    losses...................                    362,107
  Purchase of 21,615 common
    shares...................    (438,876)      (428,968)
                               ----------  -------------
BALANCE,
  SEPTEMBER 30, 1997.........    (438,876)   297,377,995
  Sales of common stock......                 14,066,553
  Forfeitures of common
    stock....................                   (552,035)
  Reductions of stock notes..                  1,570,976
  Net income.................                 22,615,763
  Change in net unrealized
    losses...................                 (2,820,067)
  Translation loss...........                   (140,934)
  Issuance of 21,815 common
    shares...................     438,876        662,467
                               ----------  -------------
BALANCE,
  MARCH 31, 1998.............  $   --      $ 332,780,718
                               ----------  -------------
                               ----------  -------------

        The accompanying notes are an integral part of these statements.

                            HAMBRECHT & QUIST GROUP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1998

                                                                                         1997            1998
                                                                                    --------------  --------------
                                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES..............................................  $   29,444,545  $  (11,375,347)
                                                                                    --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of long-term investments..............................................     (40,067,604)    (50,180,258)
  Proceeds from sales/distributions of long-term investments......................      12,814,376      30,773,848
  Purchases of furniture, equipment and leasehold improvements....................      (6,476,098)     (4,898,055)
  Increases in notes receivable...................................................      (7,600,000)     (8,945,000)
  Repayments of notes receivable..................................................       5,083,821       5,998,195
  Other, net......................................................................      (1,185,342)      6,918,112
                                                                                    --------------  --------------
    Net cash and cash equivalents used in investing activities....................     (37,430,847)    (20,333,158)
                                                                                    --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations..................................................       6,719,227       8,000,000
  Repayments of debt obligations..................................................      (6,857,000)    (10,700,000)
  Proceeds from sales of common stock.............................................       5,058,482       2,682,978
  Other, net......................................................................        (428,968)        251,376
                                                                                    --------------  --------------
    Net cash and cash equivalents provided by financing activities................       4,491,741         234,354
                                                                                    --------------  --------------
DECREASE IN CASH AND CASH EQUIVALENTS.............................................      (3,494,561)    (31,474,151)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................................      50,031,534      42,637,732
                                                                                    --------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................  $   46,536,973  $   11,163,581
                                                                                    --------------  --------------
                                                                                    --------------  --------------

        The accompanying notes are an integral part of these statements.

                            HAMBRECHT & QUIST GROUP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

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

    The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 1998 and the results of operations and cash flows for the three month and six month periods ended March 31, 1997 and 1998.

    Certain amounts in the fiscal 1997 financial statements have been reclassified to conform to the fiscal 1998 presentation.

2. MERGER OF GUARANTY FINANCE AND TRANSITION CAPITAL:

    Effective January 26, 1998, Transition Capital was merged into Guaranty Finance. The merger was accounted for as a reorganization of entities under common control. Under such reorganization accounting the historical basis of the assets and liabilities of Transition Capital and Guaranty Finance were combined. H&Q retained its 87.5 percent interest in Guaranty Finance.

3. EARNINGS PER SHARE:

    In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). The Company adopted SFAS 128 on October 1, 1997. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share calculations. Basic earnings per share is computed by dividing net income by weighted average shares outstanding. Diluted earnings per share is computed by dividing net income by weighted average shares outstanding including the dilutive effects of stock options. Diluted earnings per share calculations result in the same earnings per share

                            HAMBRECHT & QUIST GROUP

                                 MARCH 31, 1998

                                  (UNAUDITED)

3. EARNINGS PER SHARE: (CONTINUED)
previously reported by the Company. The Company's basic and diluted earnings per share for the three month and six month periods ended March 31, 1997 and 1998 are as follows:

                                                                        WEIGHTED
                                                                        AVERAGE      PER SHARE
                                                        NET INCOME       SHARES       AMOUNT
                                                       -------------  ------------  -----------
FOR THE THREE MONTHS ENDED--
March 31, 1997:
  Basic earnings per share...........................  $   7,488,392    23,339,577   $    0.32
  Options outstanding................................       --           2,079,029
                                                       -------------  ------------
  Diluted earnings per share.........................  $   7,488,392    25,418,606   $    0.29
                                                       -------------  ------------
                                                       -------------  ------------
March 31, 1998:
  Basic earnings per share...........................  $  15,966,104    24,221,147   $    0.66
  Options outstanding................................       --           2,258,510
                                                       -------------  ------------
  Diluted earnings per share.........................  $  15,966,104    26,479,657   $    0.60
                                                       -------------  ------------
                                                       -------------  ------------
FOR THE SIX MONTHS ENDED--
March 31, 1997:
  Basic earnings per share...........................  $  23,249,716    23,275,000   $    1.00
  Options outstanding................................       --           2,072,248
                                                       -------------  ------------
  Diluted earnings per share.........................  $  23,249,716    25,347,248   $    0.92
                                                       -------------  ------------
                                                       -------------  ------------
March 31, 1998:
  Basic earnings per share...........................  $  22,615,763    24,191,223   $    0.93
  Options outstanding................................       --           2,308,616
                                                       -------------  ------------
  Diluted earnings per share.........................  $  22,615,763    26,499,839   $    0.85
                                                       -------------  ------------
                                                       -------------  ------------

4. RECEIVABLES FROM RELATED PARTIES:

    At September 30, 1997 and March 31, 1998 receivables from related parties consisted of the following:

                                                                                     SEPTEMBER 30,    MARCH 31,
                                                                                         1997           1998
                                                                                     -------------  -------------
Notes receivable from affiliates and employees.....................................  $   2,696,455  $   1,708,581
Asset management fees and profit participations....................................      5,989,569      8,211,647
Affiliate and other advances.......................................................      8,711,140      3,981,612
                                                                                     -------------  -------------
                                                                                     $  17,397,164  $  13,901,840
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                            HAMBRECHT & QUIST GROUP

                                 MARCH 31, 1998

                                  (UNAUDITED)

4. RECEIVABLES FROM RELATED PARTIES: (CONTINUED)
    Notes receivable from affiliates and employees as of September 30, 1997 and March 31, 1998 include notes receivable from Asia Pacific of $1,757,670 and $1,161,933, respectively.

    Asset management fees and profit participations at September 30, 1997 and March 31, 1998, include profit participations receivable of $5,527,057 and $7,793,008, respectively from venture and investment partnerships managed by Venture Partners. Included in other revenues are management fees and profit participation distributions from venture capital funds of $1,872,177 and $3,848,492 for the three month periods ended March 31, 1997 and 1998, respectively and $5,131,501 and $5,459,678 for the six month periods ended March 31, 1997 and 1998, respectively.

    Affiliate and other advances include temporary advances made to affiliates for operating expenses and to affiliates, directors and employees for purchases of investments. Of the amount outstanding at March 31, 1998, $951,984 relates to advances to affiliates, directors and employees for purchases of investments made on their behalf.

5. MARKETABLE TRADING SECURITIES AND SECURITIES SOLD, NOT YET PURCHASED:

    At September 30, 1997 and March 31, 1998, marketable trading securities and securities sold, not yet purchased, consisted of the following:

                                                                 SEPTEMBER 30,    MARCH 31,
                                                                     1997           1998
                                                                 -------------  -------------
Marketable trading securities--
  Equity securities............................................  $  10,367,207  $  21,738,018
  Convertible bonds............................................      2,086,750      5,569,230
  Options......................................................         26,840        114,685
  U.S. government securities...................................     20,136,770     24,613,677
                                                                 -------------  -------------
                                                                 $  32,617,567  $  52,035,610
                                                                 -------------  -------------
                                                                 -------------  -------------
Securities sold, not yet purchased--
  Equity securities............................................  $  11,359,430  $  16,599,092
  Options......................................................        410,697        122,889
                                                                 -------------  -------------
                                                                 $  11,770,127  $  16,721,981
                                                                 -------------  -------------
                                                                 -------------  -------------

                            HAMBRECHT & QUIST GROUP

                                 MARCH 31, 1998

                                  (UNAUDITED)

6. LONG-TERM INVESTMENTS:

    At September 30, 1997 and March 31, 1998, the Company's long-term investments, at estimated fair value, consisted of the following:

                                                                                   SEPTEMBER 30,
                                                                                        1997       MARCH 31, 1998
                                                                                   --------------  --------------
Marketable equity securities available for sale by Guaranty Finance..............  $   14,023,208  $    8,500,070
World Access Inc.................................................................        --            26,882,251
Marketable equity securities--other..............................................      37,661,637      32,670,495
                                                                                   --------------  --------------
    Total marketable investments.................................................      51,684,845      68,052,816
                                                                                   --------------  --------------
Nonmarketable securities and investment partnership interests....................      39,568,602      47,167,744
Venture Partners and affiliated venture capital funds............................      15,756,670      14,989,831
Venture capital funds managed by others..........................................       8,079,332       8,205,792
Lewco Securities.................................................................       2,110,279       2,110,279
                                                                                   --------------  --------------
    Total nonmarketable investments..............................................      65,514,883      72,473,646
                                                                                   --------------  --------------
    Total long-term investments..................................................  $  117,199,728  $  140,526,462
                                                                                   --------------  --------------
                                                                                   --------------  --------------

    In March 1998, the Company purchased a large block of World Access Inc.
(WAXS) common stock in a private transaction. The Company hedged the position through a series of options transactions that are recorded as a component of the investment. This position collateralizes a $26.7 million line of credit, also obtained in March 1998 from a financial institution. No amounts have been drawn on this line of credit as of March 31, 1998.

    The cost of the Company's long-term investments at September 30, 1997 and March 31, 1998, was $119,412,383 and $148,751,351, respectively.

    Following is an analysis of the net investment gains for the three month and six month periods ended March 31, 1997 and 1998:

                                                           FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                              ENDED MARCH 31,              ENDED MARCH 31,
                                                        ---------------------------  ----------------------------
                                                            1997           1998          1997           1998
                                                        -------------  ------------  -------------  -------------
Realized gains........................................  $   1,824,707  $  4,714,632  $   5,749,256  $  12,567,017
Change in unrealized gains and (losses), net..........     (6,587,988)    4,400,418     (5,390,455)    (2,789,305)
                                                        -------------  ------------  -------------  -------------
Net investment gains and (losses) from long-term
  investments.........................................  $  (4,763,281) $  9,115,050  $     358,801  $   9,777,712
                                                        -------------  ------------  -------------  -------------
                                                        -------------  ------------  -------------  -------------

                            HAMBRECHT & QUIST GROUP

                                 MARCH 31, 1998

                                  (UNAUDITED)

6. LONG-TERM INVESTMENTS: (CONTINUED)
    The cost and estimated fair values of investments in marketable equity securities available for sale by Guaranty Finance at September 30, 1997 and March 31, 1998 are as follows:

                                                                 SEPTEMBER 30,    MARCH 31,
                                                                     1997           1998
                                                                 -------------  -------------
Cost...........................................................  $  14,369,649  $  12,069,445
Gross unrealized gains.........................................      1,975,968        518,252
Gross unrealized losses........................................     (2,322,409)    (4,087,627)
                                                                 -------------  -------------
Estimated fair value...........................................  $  14,023,208  $   8,500,070
                                                                 -------------  -------------
                                                                 -------------  -------------

    Gross proceeds, gross realized gains and gross realized losses from sales of investments in marketable equity securities available for sale by Guaranty Finance for the three month and six month periods ended March 31, 1997 and 1998 are as follows:

                                       FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                          ENDED MARCH 31,              ENDED MARCH 31,
                                    ---------------------------  ----------------------------
                                        1997           1998          1997           1998
                                    -------------  ------------  -------------  -------------
Gross proceeds....................  $    --        $    537,663  $     263,546  $   5,289,066
Gross realized gains..............       --             302,606         72,831      1,222,664
Gross realized losses.............       --             --            --             --

7. EMPLOYEE BENEFIT PLANS:

    SAVINGS AND EMPLOYEE STOCK OWNERSHIP TRUST

    In November 1997, the Company issued 58,498 shares of common stock valued at $1,943,760 to the ESOP in satisfaction of compensation and benefits payable.

    As of March 31, 1998, the ESOP owned approximately 7.1 percent of the H&Q common stock outstanding.

    1996 EQUITY PLAN

    In February 1998, the 1996 Plan was amended to increase the number of shares of the Company's common stock reserved for issuance under either the Compensation Plan or option plans by 2,000,000 shares to a total of 5,000,000 shares. Additionally, the 1996 Plan was amended to provide for automatic annual increases of shares issuable under either the Compensation Plan or option plans equal to the lesser of (i) 3.0 percent of the total number of common stock of the Company then outstanding and (ii) 750,000 shares.

    BONUS AND DEFERRED SALES COMPENSATION PLAN

    The Company paid semiannual bonuses in April 1998. Under the Compensation Plan, 203,737 shares valued at $7,078,729 were issued to executives and professionals effective April 15, 1998. All such amounts were included in compensation and benefits payable as of March 31, 1998.

                            HAMBRECHT & QUIST GROUP

                                 MARCH 31, 1998

                                  (UNAUDITED)

7. EMPLOYEE BENEFIT PLANS: (CONTINUED)
    STOCK OPTION PLANS

    Details of stock options are as follows:

                                                                NUMBER OF
                                                                  SHARES     EXERCISE PRICE
                                                                ----------  -----------------
Outstanding at September 30, 1996.............................   5,697,520  $   2.04 - $13.75
  Granted.....................................................     301,600  $  16.13 - $31.06
  Exercised...................................................    (205,038) $   2.04 - $11.25
  Canceled....................................................    (226,926) $   5.54 - $19.88
                                                                ----------
Outstanding at September 30, 1997.............................   5,567,156  $   2.10 - $31.06
  Granted.....................................................     638,000  $  13.75 - $43.25
  Exercised...................................................    (199,212) $   2.88 - $19.88
  Canceled....................................................    (126,201) $   4.60 - $32.75
                                                                ----------
Outstanding at March 31, 1998.................................   5,879,743  $   2.10 - $43.25
                                                                ----------
                                                                ----------

    Of the outstanding options at March 31, 1998, options to purchase 1,698,470 shares had vested.

    STOCK APPRECIATION RIGHTS

    The remaining SARs liability of $3,315,862 will be paid on January 15, 1999. Such amount is accrued as compensation and benefits payable at March 31, 1998.

8. NET CAPITAL REQUIREMENTS:

    At September 30, 1997 and March 31, 1998, H&Q LLC's regulatory net capital of $67,030,028 and $87,212,909, respectively, was 27 percent and 34 percent, respectively, of aggregate debit items and its net capital in excess of the minimum required was $62,087,429 and $82,076,808, respectively.

    At September 30, 1997 and March 31, 1998, RvR Securities and H&Q EM were in compliance with all applicable regulatory capital adequacy requirements.

9. SIGNIFICANT EVENT:

    In December 1997, H&Q and other broker dealer defendants entered into a settlement agreement with the plaintiffs in the Nasdaq market-makers antitrust class action litigation. The Company recorded an $8,000,000 charge for its unaccrued portion of settlement costs in the quarter ended December 31, 1997. This charge is included in other expense in the six month period ended March 31, 1998. All payments of settlement amounts are due on or before September 30, 1998.

10. COMMITMENTS AND CONTINGENCIES:

    Lewco conducts a stock borrow/stock lending business. On behalf of Lewco, the Company has agreed to guarantee its proportional share of secured loans resulting from this business. The Company's contingent liability relating to its net unsecured position under this indemnity agreement was $6,045,026 at

                            HAMBRECHT & QUIST GROUP

                                 MARCH 31, 1998

                                  (UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
March 31, 1998. Also, in connection with H&Q LLC's option trading activities, the Company has issued a letter of credit totaling $5,500,000 at March 31, 1998 with the Options Clearing Corporation.

    The Company has other contingent liabilities, including contractual commitments arising in the normal course of business, the resolution of which, in management's opinion, will not have an adverse effect on the Company's financial position.

    As is the case with many firms in the securities industry, the Company is a defendant or co-defendant in a number of actions. These civil actions and arbitrations have arisen in the normal course of the Company's business and are incidental to its activities as a broker-dealer in securities, as an underwriter, as a corporate financial advisor, as a venture capital investor and as an employer. The Company is also involved, from time to time, in proceedings with, and investigations by, governmental agencies and self regulatory organizations. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material or indeterminate amounts. Most of the Company's current proceedings relate to public underwritings of securities in which H&Q LLC participated as a lead manager, co-manager or member of the underwriting syndicate. These cases involve claims under federal and state securities laws and seek compensatory and other monetary damages. It is possible that H&Q and/or H&Q LLC may be called upon as a member of a class of defendants or under the terms of the underwriting, indemnification or other agreements to contribute to settlements or judgments arising out of these cases. The Company is contesting the complaints in all cases and believes that there are meritorious defenses in each of these lawsuits. Although the ultimate outcome of the Company's litigation cannot be ascertained at this time, it is the opinion of the Company's management, based on discussions with counsel, that the resolution of these actions and others will not have a material adverse effect on the Company's financial statements taken as a whole.

    H&Q has indemnified certain of its officers, directors and agents, and certain of its affiliates, as permitted under applicable state law. Under these provisions, H&Q itself is and will be subject to indemnification assertions by officers, directors, agents or certain of its affiliates who are or may become defendants in litigation that may result in the normal course of business. Although the ultimate outcome of indemnification assertions outstanding as of March 31, 1998, cannot be ascertained at this time, it is the opinion of the Company's management, based on discussions with counsel, that the resolution of these assertions will not have a material adverse effect on the Company's financial statements taken as a whole.

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

EFFECTS OF MARKET CONDITIONS

    The Company's business depends to a substantial extent on the overall securities market and the sectors of the securities market represented by companies in the technology and healthcare industries. The securities market is affected by general economic and market conditions, including fluctuations in interest rates, the volume of securities trading, price levels of securities and the flow of investor funds into and out of equity mutual funds, and by factors that apply to particular industries, such as technological advances and changes in the regulatory environment. Substantial fluctuations can occur and have occurred in the Company's operating results and in the component sources of the Company's revenues due to these and other factors. In periods of reduced market activity, profitability has been and is likely to be adversely affected. Accordingly, net earnings for any period should not be considered representative of any other period.

EFFECTS OF COMPETITION

    The securities business is intensely competitive. Certain of the Company's competitors have greater capital, financial and other resources than the Company. During 1997 and 1998, the securities business experienced consolidation, including the acquisition of certain of the Company's competitors by large commercial banks, providing competitors of the Company with increased financial and other resources. In addition, the level of competition for key personnel persists. The Company has experienced losses of research, investment banking, venture capital and sales and trading professionals from time to time and there can be no assurance that losses of key personnel due to competition or other factors will not occur in the future.

EFFECTS OF COMPANY FACTORS AND GROWTH STRATEGIES

    Over the past several years, the Company has experienced significant growth in the scope of its business activities and the number of its employees. Average employee headcount was 845 in the three month period ended March 31, 1998 compared to 746 in the three month period ended March 31, 1997.

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

EFFECTS OF INVESTMENT BANKING AND OTHER CORPORATE FINANCE ACTIVITIES

    Two significant components of the Company's revenues are investment banking fees earned from underwriting activities and corporate finance fees earned from merger and acquisition and other advisory services provided to companies in H&Q's areas of industry focus. The number of such available underwriting or advisory transactions is affected by many factors including, but not limited to, the conditions impacting the securities market (see Overview--Effects of Market Conditions) and the Company's ability to sucessfully compete for available underwriting and advisory assignments (see Overview--Effects of Competition). The Company's level of underwriting and corporate finance fee revenues earned is affected by both the number and size of transactions completed. Substantial fluctuations can occur and have occurred in the amount of such fees earned from quarter to quarter and from year to year. Accordingly, fees earned for any period should not be considered representative of any other period. In periods of reduced investment banking and other corporate finance activity, profitability has been and is likely to be adversely affected.

EFFECTS OF PRINCIPAL INVESTMENT ACTIVITIES

    The Company makes principal investments for strategic purposes and financial returns. As part of the Company's principal investment activities, it purchases equity and debt securities or makes commitments to purchase such securities from public and private companies. Such investments may involve substantial amounts of capital and significant exposure to any one company or business, as well as to market, credit and liquidity risks. The Company purchased $40.1 million and $50.2 million in principal investments during the six months ended March 31, 1997 and 1998, respectively. Included in the 1998 purchases is a $26.9 million investment in the common stock of World Access Inc. acquired by the Company in a private transaction. The World Access Inc. position has been hedged through a series of options transactions. The Company expects to continue its principal investment activities in subsequent quarters through direct investments in public and private companies, investments in funds managed by the Company or by investment management entities in which the Company has an interest, investments in other special situation funds managed by outside fund managers and investments in joint ventures. However, there can be no assurance that the level and quality of potential investment opportunities made available to the Company will be sufficient to support such historical levels of principal investing or that any future or historical investments will achieve a level of financial performance consistent with the Company's objectives.

    The Company accounts for its marketable investments in public companies at prevailing market prices, less discounts for illiquid or restricted holdings. The Company accounts for its nonmarketable investments in private companies at estimated fair value as determined by management of the Company. Such marketable and nonmarketable investments are presented in the Company's balance sheets as long-term investments. At September 30, 1997 and March 31, 1998, the Company's long-term investments totaled $117.2 million and $140.5 million, respectively. Net investment gains are included in the Company's statement of operations and include net realized gains and losses and the net change in unrealized gains and losses for the period. For the three month periods ended March 31, 1997 and 1998, the Company recorded a net investment loss of $4.8 million and a net investment gain of $9.1 million, respectively. Principal investing activities, which have been from time to time a significant contributor to the Company's revenues and earnings, are not predictable and do not necessarily correlate with general market conditions. These results, which in any reporting period may be influenced by a limited number of investments and transactions, can vary widely from year to year and quarter to quarter.

MATTERS RELATED TO THE COMPANY'S INFORMATION SYSTEMS

    The Company utilizes software and related technologies that will be affected by the date change in the year 2000. The year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. When the century date change occurs, certain date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may result in a systems failure or cause systems to process critical financial and operational information incorrectly.

    Based on ongoing assessments, the Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. In addition, the Company has also determined that Lewco Securities Corp. ("Lewco"), its clearing broker, will be required to modify or replace significant portions of the software used by Lewco in connection with maintaining customer information for the Company. The Company anticipates that its most significant exposure to the year 2000 issue is through the clearing activities performed for it by Lewco. While the Company holds an ownership position in Lewco and will be responsible for a percentage of the costs incurred by Lewco to address the issue, the Company does not control the management of the year 2000 problem by Lewco and is dependent on Lewco's ability to adequately address the issue. The Company presently believes that with modifications to existing software and conversions to new software by both it and Lewco, the adverse effects of the year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 issue could have a material impact on the operations and financial condition of the Company.

    The Company and Lewco expect to complete year 2000 programming changes by September 1998 and testing by early 1999. The Company does not expect to incur material costs or devote material amounts of time to addressing the year 2000 issue with respect to its internal systems. With respect to Lewco's efforts, the Company does not expect to devote material amounts of its labor resources, but does expect to incur certain expenses as a result of its ownership interest in Lewco. The Company's remaining portion of the expenses incurred to address this issue as budgeted by Lewco is expected to be approximately $1.0 million in calendar 1998, which will be funded through operating cash flows. During the quarter ended March 31, 1998, the Company incurred approximately $250,000 of expenses as a result of Lewco's efforts to address this issue. The estimated costs of and time frame related to this project are based on estimates of the Company's and Lewco's management and there can be no assurance that actual costs will not differ materially from the current expectations or that the proposed time frame can be maintained. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31,
     1998

    REVENUES. Total revenues for the period increased 44% from $74.7 million for the three months ended March 31, 1997 to $107.4 million for the three months ended March 31, 1998.

    Principal transactions revenue decreased 1% from $26.7 million to $26.5 million.

    Agency commissions increased 25% from $11.6 million to $14.5 million. This increase was primarily due to increased listed equity trades executed by the Company's institutional sales force.

    Investment banking revenue increased 34% from $18.0 million to $24.0 million, and decreased as a percentage of revenues from 24% to 22%. The Company managed or co-managed 19 public offerings during the three month period ended March 31, 1997, compared to 22 during the three month period ended March 31, 1998.

    Corporate finance fees increased 36% from $14.5 million to $19.8 million due primarily to the completion of a higher level of merger and acquisition transactions during the three month period ended March 31, 1998.

    Interest and dividend revenue increased 32% from $4.8 million to $6.4 million. The increase related primarily to interest earned on higher average customer margin loans outstanding.

    Net investment gains or losses for the three month period changed from a loss of $4.8 million to a gain of $9.1 million.

    Other revenues increased 87% from $3.8 million to $7.1 million. The increase related primarily to an increase in accrued profit participation distributions from venture funds managed by the Company.

    EXPENSES. Total expenses for the period increased 30% from $61.3 million for the three months ended March 31, 1997 to $79.4 million for the three months ended March 31, 1998.

    Compensation and benefits expense increased 37% from $39.3 million to $53.7 million. The increase was due primarily to higher incentive compensation expenses accrued on higher revenues. Compensation and benefits expense as a percentage of total revenues was 53% and 50%, respectively, for the three months ended March 31, 1997 and 1998.

    Brokerage and clearance expense increased 54% from $3.7 million to $5.7 million. The percentage increase was primarily attributable to higher charges from Lewco, which include H&Q's allocation of year 2000 systems programming changes, and higher floor brokerage charges related to increased agency commissions.

    Occupancy and equipment expense increased 21% from $4.1 million to $5.0 million as a result of higher rent expense and depreciation expense. Such increased expenses result from the increase in headcount and the related increased office space and computer and telecommunications equipment procurements.

    Communications expense increased 2% from $3.9 million to $4.0 million.

    Interest expense decreased 39% from $1.5 million to $913,000. This decrease related primarily to lower average customer credit balances and lower average bank borrowings outstanding during the three month period ended March 31, 1998.

    Other expenses increased 15% from $8.8 million to $10.2 million. This increase was due primarily to increased travel and entertainment expenses.

    INCOME TAX PROVISION. The Company's effective income tax rate was 44% for the three month period ended March 31, 1997 and decreased to 43% for the three month period ended March 31, 1998.

    SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998

    REVENUES. Total revenues for the period increased 17% from $170.0 million for the six months ended March 31, 1997 to $199.0 million for the six months ended March 31, 1998.

    Principal transactions revenue decreased 5% from $55.6 million to $52.6 million due primarily to lower trading margins.

    Agency commissions increased 25% from $21.5 million to $27.0 million. This increase was primarily due to increased listed equity trades executed by the Company's institutional sales force.

    Investment banking revenue decreased 2% from $48.1 million to $46.9 million, and decreased as a percentage of revenues from 28% to 24%. The Company managed or co-managed 30 public offerings during the six month period ended March 31, 1997, compared to 43 during the six month period ended March 31, 1998.

    Corporate finance fees increased 48% from $25.3 million to $37.3 million due primarily to the completion of a higher level of merger and acquisition transactions during the six month period ended March 31, 1998.

    Interest and dividend revenue increased 30% from $9.8 million to $12.7 million. The increase related primarily to interest earned on higher average customer margin loans outstanding.

    Net investment gains for the three month period increased 2,624% from $359,000 to $9.8 million.

    Other revenues increased 42% from $9.0 million to $12.7 million. The increase related primarily to increases in asset management fees and accrued profit participation distributions from venture funds managed by the Company.

    EXPENSES. Total expenses for the period increased 24% from $128.0 million for the six months ended March 31, 1997 to $159.3 million for the six months ended March 31, 1998.

    Compensation and benefits expense increased 15% from $86.6 million to $99.5 million. The increase was due primarily to higher incentive compensation expenses accrued on higher revenues. Compensation and benefits expense as a percentage of total revenues was 51% and 50%, respectively, for the six month periods ended March 31, 1997 and 1998.

    Brokerage and clearance expense increased 46% from $7.3 million to $10.7 million. The percentage increase was primarily attributable to higher charges from Lewco, which include H&Q's allocation of year 2000 systems programming changes, and higher floor brokerage charges related to increased agency commissions.

    Occupancy and equipment expense increased 32% from $7.4 million to $9.8 million as a result of higher rent expense and depreciation expense. Such increased expenses resulted from the increase in headcount and the related increased office space and computer and telecommunications equipment procurements.

    Communications expense increased 10% from $7.1 million to $7.7 million. This increase was due primarily to increases in quotes and information services expenses resulting from the increase in headcount.

    Interest expense decreased 26% from $2.7 million to $2.0 million. This decrease related primarily to lower average customer credit balances and lower average bank borrowings outstanding during the six month period ended March 31, 1998.

    Other expenses increased 75% from $16.9 million to $29.6 million. This increase was primarily due to a charge in December 1997 of $8.0 million for the Company's unaccrued portion of its settlement of the Nasdaq market-makers' antitrust litigation.

    INCOME TAX PROVISION. The Company's effective income tax rate was 44% for the six month period ended March 31, 1997 and decreased to 43% for the six month period ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically satisfied its funding needs with its own capital resources, consisting almost entirely of internally generated retained earnings and capital raised from the sale of its common stock to employee stockholders and the public through its initial public offering. As of March 31, 1998, H&Q LLC had liquid assets consisting primarily of cash and cash equivalents of $11.2 million and receivables of $68.7 million from Lewco. As of March 31, 1998, Guaranty Finance had a bank line of credit of $25.0 million with no balance outstanding. While the Company has not required additional bank financing during the past several years, it has available an additional $20.0 million line of credit with a commercial bank expiring April 30, 1999, H&Q also has a $26.7 million line of credit with a financial institution collateralized by the Company's investment in World Access Inc.

    The Company's consolidated balance sheet reflects the Company's relatively unleveraged financial position. The ratio of assets to equity as of March 31, 1998 was approximately 1.9:1. The Company's assets include receivables from customers and Lewco, securities held for trading purposes, short-term investments and securities held for investment purposes. A substantial portion of the Company's receivables are secured by customer securities or security transactions in the process of settlement. Securities held for trading purposes are actively traded and readily marketable. As of March 31, 1998, securities held for trading purposes include United States Treasury securities totaling $10.5 million with maturities ranging from twenty days to five months. Securities held for investment purposes are for the most part illiquid and are carried at valuations that reflect this lack of liquidity.

    H&Q LLC, as a broker-dealer, is registered with the SEC and is a member of the NASD and the NYSE. As such, H&Q LLC is subject to the capital requirements of these regulatory entities. H&Q LLC's regulatory net capital has historically exceeded these minimum requirements. As of March 31, 1998, H&Q LLC was required to maintain minimum regulatory net capital in accordance with SEC rules of approximately $5.1 million and had total regulatory net capital of approximately $87.2 million, or approximately $82.1 million in excess of its requirement.

    Other broker-dealer subsidiaries were in compliance with all applicable regulatory capital adequacy requirements at March 31, 1998.

    The Company believes that its current level of equity capital, combined with funds anticipated to be generated from operations, will be adequate to fund its operations for the foreseeable future.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Following is a summary of recent material developments in such proceedings and a summary of one new matter.

    LUMISYS, INC. SECURITIES LITIGATION

    On March 30, 1998, the defendants' motion to dismiss the complaint in the federal court was granted with leave to amend. WENGER, ET AL. V. LUMISYS, INC., ET AL., No. C-97 20609 EAI.

    SS&C TECHNOLOGIES, INC. SECURITIES LITIGATION

    On March 30, 1998, the defendants' motions to dismiss were denied. FEINER ET AL. V. SS&C TECHNOLOGIES, INC., ET AL., Civil Action No. 397CV00656 (SBA).

    SCHADE V. HAMBRECHT & QUIST GROUP

    On May 4, 1998, H&Q filed a demurrer to the complaint. EDWARD V. SCHADE V. HAMBRECHT & QUIST GROUP, Orange County Superior Court, Case No. 787495.

    STORM TECHNOLOGY, INC. SECURITIES LITIGATION

    On March 13, 1998, the underwriters moved to dismiss the consolidated complaints in the federal court. GOLDBERG V. STORM TECHNOLOGY, INC. ET AL., Nos. C97-21101 and C98-20186. On March 24, 1998, the defendants' demurrer in the state court case was sustained without leave to amend except as to one issue, as to which the demurrer was sustained with leave to amend. An amended complaint was subsequently filed that did not name H&Q as a defendant. GOLDBERG V. STORM TECHNOLOGY, INC. ET AL., Santa Clara Superior Court, No. CV764797.

    CYBERMEDIA, INC. SECURITIES LITIGATION

    Beginning in March 1998, several substantially identical class action lawsuits suits were filed against H&Q, one of its research analysts and others in state and federal courts in Los Angeles on behalf of persons who purchased the common stock of CyberMedia, Inc. between March 31, 1997 and March 12, 1998. Three such actions of which H&Q is aware are BROWN V. CYBERMEDIA, INC., ET AL., Superior Court of California, Case No. BC187898; STOCKWELL V. CYBERMEDIA, INC., ET AL., Superior Court of California, No. BC189020; and BARKER V. CYBERMEDIA, INC., ET AL., U.S.D.C., Central District of California, no. SACV98-401AHS (ANX). The complaints allege that CyberMedia, certain of its officers and directors and others engaged in a conspiracy to inflate the price of CyberMedia stock during the class period. The state court complaints allege that the defendants violated California Corporations Code Sections 25400/25500; California Civil Code Sections 1709-1710; and California Business & Professions Code Section 17200. The federal court action alleges violations of Rule 10b-5 under the Securities Exchange Act of 1934. None of the defendants have responded to the complaints.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    (a) The Company's Annual Meeting of Stockholders was held on February 24, 1998.

    (b) Not applicable.

    (c) At the Annual Meeting of Stockholders, the following matters were voted upon: (i) the election of two persons to Class II of the Board of Directors of the Company, (ii) the proposal to amend and restate the Company's 1996 Equity Plan and (iii) the ratification of the appointment of Arthur Andersen LLP, as independent public accountants for the Company for the fiscal year ending September 30, 1998.

    The results of the voting on matters presented at the Annual Meeting of Stockholders were as follows:

1.  ELECTION OF CLASS II DIRECTORS

                                                                                      WITHHOLD
NAME OF NOMINEE                                                            FOR        AUTHORITY
---------------------------------------------------------------------  ------------  -----------
Daniel H. Case III...................................................    19,863,386      40,800
William J. Perry.....................................................    19,810,254      93,932

2.  AMENDMENT AND RESTATEMENT OF 1996 EQUITY PLAN

                                                                                                         BROKER
                                                                      FOR        AGAINST     ABSTAIN   NON-VOTES
                                                                  ------------  ----------  ---------  ----------
Proposal to amend and restate the Company's 1996 Equity Plan....    16,170,299   2,024,690     24,194   1,685,003

3.  RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                                                                   FOR        AGAINST     ABSTAIN
                                                                               ------------  ----------  ---------
Ratification of the appointment of Arthur Andersen LLP as the Company's
  independent public accountants.............................................    19,822,498      72,010      9,678

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits

EXHIBIT
NUMBER   DESCRIPTION
------   ---------------------------------------------------------------------------------------------------
 10.26   Credit Agreement between Hambrecht & Quist California and Swiss Bank Corporation, dated March 4,
         1998.

 27.1    Financial Data Schedule

b)  Reports on Form 8-K

None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HAMBRECHT & QUIST GROUP,
                                a Delaware Corporation

                                By:             /s/ PATRICK J. ALLEN
                                     -----------------------------------------
                                                  Patrick J. Allen
DATE: May 13, 1998                            CHIEF FINANCIAL OFFICER

                                (On behalf of the Registrant and as Principal financial and accounting officer)

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                              EXHIBIT TITLE
-----------  ------------------------------------------------------------------------------------------------
      10.26  Credit Agreement between Hambrecht & Quist California and Swiss Bank Corporation, dated March 4,
               1998.

      27.1   Financial Data Schedule