Form 10-Q
period 1998-06-30
HAMBRECHT & QUIST GROUP
filed 1998-08-14
CIK 1017267

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-Q

     (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998

                                    or

         [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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



     24,611,621 shares of Common Stock were issued and outstanding as of July 31, 1998.

                             HAMBRECHT & QUIST GROUP
                                      INDEX


                                                                            PAGE
PART I FINANCIAL INFORMATION

Item 1. Financial Statements..................................................3

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................14

PART II OTHER INFORMATION

Item 1. Legal Proceedings.....................................................20

Item 2. Changes in Securities and Use of Proceeds.............................21

Item 6. Exhibits and Reports on Form 8-K......................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            HAMBRECHT & QUIST GROUP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1997 AND JUNE 30, 1998

                                                                                                    SEPTEMBER 30,        JUNE 30,
                                                                                                       1997                 1998
                                                                                                  --------------      --------------
                                                                                                                        (UNAUDITED)
                                   ASSETS

Cash and cash equivalents ....................................................................     $  42,637,732      $  38,693,278
Receivables:
  Customers (net of allowance of $1,050,000 at September 30, 1997 and June 30, 1998) .........       183,796,833        277,447,389
  Lewco Securities Corp. .....................................................................       157,570,375               --
  Syndicate managers .........................................................................        15,494,668         18,455,462
  Related parties ............................................................................        17,397,164         17,594,998
  Notes ......................................................................................        18,489,300         18,459,312
  Lease ......................................................................................         3,467,628          2,433,679
  Income taxes ...............................................................................           531,955          4,456,501
  Other ......................................................................................        11,288,008         10,725,194
Marketable trading securities, at market value ...............................................        32,617,567         45,600,259
Long-term investments, at estimated fair value ...............................................       117,199,728        145,068,310
Deferred income taxes ........................................................................        56,734,654         75,536,100
Furniture, equipment and leasehold improvements, net of accumulated depreciation and
  amortization ...............................................................................        18,782,846         17,675,701
Leased assets, net of accumulated depreciation ...............................................         2,272,172            498,754
Exchange memberships, at cost (market value-- $1,925,000 and $2,062,000, respectively) .......           656,000            656,000
                                                                                                   =============      =============
          Total assets .......................................................................     $ 678,936,630      $ 673,300,937
                                                                                                   =============      =============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Payables:
  Customers ..................................................................................     $ 186,445,656      $  87,544,811
  Compensation and benefits ..................................................................       116,673,510        111,233,064
  Lewco Securities Corp. .....................................................................              --           33,970,976
  Syndicate settlements ......................................................................        21,355,653         11,723,270
  Income taxes payable .......................................................................         6,563,552               --
  Trade accounts payable .....................................................................         2,829,377         10,374,347
  Accrued expenses and other .................................................................        33,220,760         43,662,824
Securities sold, not yet purchased, at market value ..........................................        11,770,127         18,289,514
Debt obligations .............................................................................         2,700,000               --
                                                                                                   -------------      -------------
          Total liabilities ..................................................................       381,558,635        316,798,806
                                                                                                   -------------      -------------

Commitments and contingencies
Stockholders' equity:
  Common stock (par value $0.01 and 100,000,000  shares  authorized, 23,790,337 and 24,562,065  issued and outstanding as of September 30, 1997 and June 30,
    1998, respectively) ......................................................................           237,903            245,620
  Additional paid-in capital .................................................................       136,271,533        159,596,216
  Stock notes receivable from employees ......................................................        (5,620,260)        (3,284,475)
  Retained earnings ..........................................................................       167,230,812        203,758,964
  Net unrealized losses on investments available for sale ....................................          (303,117)        (3,578,696)
  Cumulative translation loss ................................................................              --             (235,498)
  Treasury stock, at cost (21,615  shares outstanding as of September 30, 1997 and none
    outstanding as of June 30, 1998) .........................................................          (438,876)              --
                                                                                                   -------------      -------------
          Total stockholders' equity .........................................................       297,377,995        356,502,131
                                                                                                   -------------      -------------
          Total liabilities and stockholders' equity .........................................     $ 678,936,630      $ 673,300,937
                                                                                                   =============      =============

        The accompanying notes are an integral part of these statements.

                             HAMBRECHT & QUIST GROUP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                         JUNE 30,                                JUNE 30,
                                               --------------------------------      --------------------------------
                                                   1997              1998                 1997              1998
                                               -------------       ------------      -------------      -------------
                                                          (UNAUDITED)                           (UNAUDITED)
REVENUES:
  Principal transactions ....................   $ 32,139,560       $ 27,123,478       $ 90,364,128       $ 82,193,004
  Commissions ...............................      9,238,511         12,808,123         28,109,849         37,287,505
  Investment banking ........................     12,074,122         28,225,102         60,132,870         75,136,965
  Corporate finance fees ....................      9,572,275         20,000,124         34,849,234         57,311,098
  Interest and dividends ....................      5,964,199          6,797,761         15,774,646         19,532,582
  Net investment gains ......................      9,705,104          1,576,572         10,063,905         11,354,284
  Other .....................................      3,605,783          6,257,610         12,557,064         18,991,270
                                                ------------       ------------       ------------       ------------

    Total revenues ..........................     82,299,554        102,788,770        251,851,696        301,806,708
                                                ------------       ------------       ------------       ------------

EXPENSES:
  Compensation and benefits .................     42,461,762         51,606,410        129,048,309        151,115,379
  Brokerage and clearance ...................      5,154,672          6,280,631         12,476,832         16,963,503
  Occupancy and equipment ...................      4,678,536          5,622,929         12,074,299         15,401,034
  Communications ............................      3,802,359          3,803,579         10,863,054         11,536,013
  Interest ..................................        447,105            975,955          3,182,382          3,013,363
  Other .....................................      7,515,077         10,098,697         24,449,431         39,700,069
                                                ------------       ------------       ------------       ------------

    Total expenses ..........................     64,059,511         78,388,201        192,094,307        237,729,361
                                                ------------       ------------       ------------       ------------
    Income before income tax provision ......     18,240,043         24,400,569         59,757,389         64,077,347
INCOME TAX PROVISION ........................      8,025,621         10,488,180         26,293,251         27,549,195
                                                ============       ============       ============       ============
    Net income ..............................   $ 10,214,422       $ 13,912,389       $ 33,464,138       $ 36,528,152
                                                ============       ============       ============       ============

EARNINGS PER SHARE:
  Basic .....................................      $0.43              $0.57              $1.43               $1.50
  Diluted ...................................      $0.40              $0.52              $1.31               $1.37

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic .....................................     23,741,299         24,534,385         23,458,365         24,424,145
  Diluted ...................................     25,763,635         26,653,279         25,464,725         26,613,378



        The accompanying notes are an integral part of these statements.

                             HAMBRECHT & QUIST GROUP
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEAR ENDED SEPTEMBER 30, 1997 AND NINE MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)



                                      NUMBER OF                       ADDITIONAL
                                       COMMON       COMMON STOCK       PAID-IN        STOCK NOTES        RETAINED      UNREALIZED
                                       SHARES                          CAPITAL         RECEIVABLE        EARNINGS      LOSSES, NET
                                      -----------  --------------   --------------   --------------   --------------  --------------

BALANCE, SEPTEMBER 30, 1996 ....      22,693,930    $     226,939    $ 116,643,623    $ (13,550,503)   $ 124,056,614   $   (665,224)
Sales of common stock ..........       1,134,244           11,342       20,083,292         (289,035)            --              --
Forfeitures of common stock ....         (37,837)            (378)        (455,382)            --               --              --
Reductions of stock notes ......            --               --               --          8,209,370             --              --
Net income .....................            --               --               --               --         43,174,198            --
Change in net unrealized losses             --               --               --               --               --          362,107
Purchase of 21,615 common shares            --               --               --              9,908             --              --
                                   -------------    -------------    -------------    -------------    -------------   -------------

BALANCE, SEPTEMBER 30, 1997 ....      23,790,337          237,903      136,271,533       (5,620,260)     167,230,812       (303,117)
Sales of common stock ..........         829,866            8,298       24,264,299             --               --              --
Forfeitures of common stock ....         (58,138)            (581)      (1,163,207)            --               --              --
Reductions of stock notes ......            --               --               --          2,335,785             --              --
Net income .....................            --               --               --               --         36,528,152            --
Change in net unrealized losses             --               --               --               --               --        3,275,579)
Change in translation loss .....            --               --               --               --               --              --
Issuance of 21,615 common shares            --               --            223,591             --               --              --
                                   -------------    -------------    -------------    -------------    -------------   -------------

BALANCE, JUNE 30, 1998 .........      24,562,065    $     245,620    $ 159,596,216    $  (3,284,475)   $ 203,758,964   $ (3,578,696)
                                   =============    =============    =============    =============    =============   =============

                                    CUMULATIVE     TREASURY
                                    TRANSLATION    STOCK, AT
                                       LOSS          COST            TOTAL
                                  ------------   -----------    --------------

BALANCE, SEPTEMBER 30, 1996 ....         --               --      $ 226,711,449
Sales of common stock ..........         --               --         19,805,599
Forfeitures of common stock ....         --               --           (455,760)
Reductions of stock notes ......         --               --          8,209,370
Net income .....................         --               --         43,174,198
Change in net unrealized losses          --               --            362,107
Purchase of 21,615 common shares         --           (438,876)        (428,968)
                                   ----------     -------------    -------------

BALANCE, SEPTEMBER 30, 1997 ....         --           (438,876)     297,377,995
Sales of common stock ..........         --               --         24,272,597
Forfeitures of common stock ....         --               --         (1,163,788)
Reductions of stock notes ......         --               --          2,335,785
Net income .....................         --               --         36,528,152
Change in net unrealized losses          --               --         (3,275,579)
Change in translation loss .....     (235,498)            --           (235,498)
Issuance of 21,615 common shares         --            438,876          662,467
                                   ----------    -------------    -------------

BALANCE, JUNE 30, 1998 .........   $ (235,498)   $        --      $ 356,502,131
                                    ==========    =============    =============



        The accompanying notes are an integral part of these statements.

                             HAMBRECHT & QUIST GROUP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1998


                                                                                      1997           1998
                                                                                  ------------  -------------
                                                                                          UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES ........................................     $ 26,581,167   $ 16,611,208
                                                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of long-term investments ........................................      (56,873,229)   (61,113,378)
  Proceeds from sales/distributions of long-term investments ................       28,679,773     38,242,551
  Purchases of furniture, equipment and leasehold improvements ..............       (9,259,483)    (5,978,778)
  Increases in notes receivable .............................................      (12,175,375)   (11,345,000)
  Repayments of notes receivable ............................................        5,170,420     11,374,988
  Other, net ................................................................       (1,389,026)     6,636,623
                                                                                  ------------   ------------

          Net cash and cash equivalents used in investing activities ........      (45,846,920)   (22,182,994)
                                                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations ............................................       11,059,227      9,500,000
  Repayments of debt obligations ............................................      (14,683,048)   (12,200,000)
  Proceeds from sales of common stock .......................................        5,620,546      4,514,832
  Other, net ................................................................         (428,968)      (187,500)
                                                                                  ------------   ------------

          Net cash and cash equivalents provided by financing activities ....        1,567,757      1,627,332
                                                                                  ------------   ------------

DECREASE IN CASH AND CASH EQUIVALENTS .......................................      (17,697,996)    (3,944,454)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................       50,031,534     42,637,732
                                                                                  ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................     $ 32,333,538   $ 38,693,278
                                                                                  ============   ============


        The accompanying notes are an integral part of these statements.

                             HAMBRECHT & QUIST GROUP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)



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

   The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 1998 and the results of operations and cash flows for the three month and nine month periods ended June 30, 1997 and 1998.

   Certain   amounts  in  the  fiscal  1997  financial   statements   have  been
reclassified to conform to the fiscal 1998 presentation.

2.  ORGANIZATION CHANGES:

   Effective January 26, 1998, Transition Capital was merged into Guaranty Finance. The merger was accounted for as a reorganization of entities under common control. Under such reorganization accounting the historical bases of the assets and liabilities of Transition Capital and Guaranty Finance were combined. H&Q retained its 87.5 percent interest in Guaranty Finance.

   Effective May 28, 1998, H&Q discontinued the operations of RvR and its net assets were distributed to its parent, H&Q California. Such distribution was accounted for at the historical carrying bases of the net assets transferred.

                             HAMBRECHT & QUIST GROUP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

3.  EARNINGS PER SHARE:

   In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). The Company adopted SFAS 128 on October 1, 1997. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share calculations. Basic earnings per share is computed by dividing net income by weighted average shares outstanding. Diluted earnings per share is computed by dividing net income by weighted average shares outstanding including the dilutive effects of stock options. Diluted earnings per share calculations result in the same earnings per share previously reported by the Company. The Company's basic and diluted earnings per share for the three month and nine month periods ended June 30, 1997 and 1998 are as follows:

                                                      WEIGHTED
                                                      AVERAGE        PER SHARE
                                      NET INCOME       SHARES         AMOUNT
                                    -------------    -------------   ---------
FOR THE THREE MONTHS ENDED --
June 30, 1997:
  Basic earnings per share ........   $10,214,422       23,741,299      $0.43
  Options outstanding .............          --          2,022,336
                                      -----------      -----------

  Diluted earnings per share ......   $10,214,422       25,763,635      $0.40
                                      ===========      ===========
June 30, 1998:
  Basic earnings per share ........   $13,912,389       24,534,385      $0.57
  Options outstanding .............          --          2,118,894
                                      -----------      -----------

  Diluted earnings per share ......   $13,912,389       26,653,279      $0.52
                                      ===========      ===========

FOR THE NINE MONTHS ENDED -
June 30, 1997:
  Basic earnings per share ........   $33,464,138       23,458,365      $1.43
  Options outstanding .............          --          2,006,360
                                      -----------      -----------

  Diluted earnings per share ......   $33,464,138       25,464,725      $1.31
                                      ===========      ===========
June 30, 1998:
  Basic earnings per share ........   $36,528,152       24,424,145      $1.50
  Options outstanding .............          --          2,189,233
                                      -----------      -----------

  Diluted earnings per share ......   $36,528,152       26,613,378      $1.37
                                      ===========      ===========


                             HAMBRECHT & QUIST GROUP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


4. RECEIVABLES FROM RELATED PARTIES:

   At September 30, 1997 and June 30, 1998 receivables from related parties consisted of the following:


                                                    SEPTEMBER 30,   JUNE 30,
                                                        1997          1998
                                                     -----------  ------------
 Notes receivable from affiliates and employees ..   $ 2,696,455   $ 1,845,897
 Asset management fees and profit participations .     5,989,569     9,239,859
 Affiliate and other advances ....................     8,711,140     6,509,242
                                                     ===========   ===========
                                                     $17,397,164   $17,594,998
                                                     ===========   ===========


     Notes receivable from affiliates and employees as of September 30, 1997 and June 30, 1998 include notes receivable from Asia Pacific of $1,757,670 and $812,897, respectively.

   Asset management fees and profit participations at September 30, 1997 and June 30, 1998, include profit participations receivable of $5,527,057 and $8,911,515, respectively from venture and investment partnerships managed by Venture Partners. Included in other revenues are management fees and profit participation distributions from venture capital funds of $2,169,906 and $1,937,789 for the three month periods ended June 30, 1997 and 1998, respectively and $7,301,407 and $7,397,467 for the nine month periods ended June 30, 1997 and 1998, respectively.

   Affiliate and other advances include temporary advances made to affiliates for operating expenses and to affiliates, directors and employees for purchases of investments. Of the amount outstanding at June 30, 1998, $5,069,789 relates to advances to affiliates, directors and employees for purchases of investments made on their behalf.

5. MARKETABLE TRADING SECURITIES AND SECURITIES SOLD, NOT YET PURCHASED:

   At September 30, 1997 and June 30, 1998, marketable trading securities and securities sold, not yet purchased, consisted of the following:

                                            SEPTEMBER 30,    JUNE 30,
                                                 1997          1998
                                             ------------  ------------
        Marketable trading securities-
           Equity securities ..............   $10,367,207   $22,252,544
           Convertible bonds ..............     2,086,750    10,508,447
           Options ........................        26,840         8,750
             U.S. government securities ...    20,136,770    12,830,518
                                              ===========   ===========
                                              $32,617,567   $45,600,259
                                              ===========   ===========

        Securities sold, not yet purchased-
           Equity securities ..............   $11,359,430   $17,148,937
           Convertible bonds ..............          --         581,164
           Options ........................       410,697       559,413
                                              ===========   ===========
                                              $11,770,127   $18,289,514
                                              ===========   ===========

                             HAMBRECHT & QUIST GROUP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

6. LONG-TERM INVESTMENTS:

   At September 30, 1997 and June 30, 1998, the Company's long-term investments, at estimated fair value, consisted of the following:

                                                               SEPTEMBER 30,    JUNE 30,
                                                                   1997           1998
                                                               -------------  -------------

Marketable equity securities available for sale by Guaranty
  Finance ...................................................   $ 14,023,208   $  8,896,843
World Access Inc. ...........................................           --       26,882,251
Marketable equity securities - other ........................     37,661,637     31,867,735
                                                                ------------   ------------
          Total marketable investments ......................     51,684,845     67,646,829
                                                                ------------   ------------
Nonmarketable securities and investment partnership interests     39,568,602     51,030,139
Venture Partners and affiliated venture capital funds .......     15,756,670     15,503,598
Venture capital funds managed by others .....................      8,079,332      8,777,465
Lewco Securities ............................................      2,110,279      2,110,279
                                                                ------------   ------------
          Total nonmarketable investments ...................     65,514,883     77,421,481
                                                                ------------   ------------
          Total long-term investments .......................   $117,199,728   $145,068,310
                                                                ============   ============


   In March  1998,  the Company  purchased  a large  block of World  Access Inc.
(WAXS) common stock in a private transaction. The Company hedged the position through a series of options transactions that are recorded as a component of the investment. This position collateralizes a $26.7 million line of credit, also obtained in March 1998 from a financial institution. No amounts have been drawn on this line of credit as of June 30, 1998.

   The cost of the Company's long-term investments at September 30, 1997 and June 30, 1998, was $119,412,383 and $156,259,192, respectively.

   Following is an analysis of the net investment gains for the three month and nine month periods ended June 30, 1997 and 1998:

                                  FOR THE THREE MONTH ENDED       FOR THE NINE MONTHS ENDED
                                           JUNE 30,                       JUNE 30,
                                 ----------------------------    ----------------------------
                                    1997            1998             1997            1998
                                 ------------   -------------    ------------    ------------

Realized gains ...............   $ 12,332,315    $  4,021,167    $ 18,081,571    $ 16,588,996
Change in unrealized gains and
  (losses), net ..............     (2,627,211)     (2,444,595)     (8,017,666)     (5,234,712)
                                 ============    ============    ============    ============
Net investment gains .........   $  9,705,104    $  1,576,572    $ 10,063,905    $ 11,354,284
                                 ============    ============    ============    ============

                             HAMBRECHT & QUIST GROUP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

6. LONG-TERM INVESTMENTS (Continued):

     The cost and estimated fair values of investments in marketable equity securities available for sale by Guaranty Finance at September 30, 1997 and June 30, 1998 are as follows:

                                     SEPTEMBER 30,     JUNE 30,
                                         1997            1998
                                      ------------   -------------
            Cost ..................   $ 14,369,649    $ 12,986,801
            Gross unrealized gains       1,975,968       1,067,282
            Gross unrealized losses     (2,322,409)     (5,157,240)
                                      ============    ============
            Estimated fair value ..   $ 14,023,208    $  8,896,843
                                      ============    ============

   Gross proceeds, gross realized gains and gross realized losses from sales of investments in marketable equity securities available for sale by Guaranty Finance for the three month and nine month periods ended June 30, 1997 and 1998 are as follows:

                         FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                 JUNE 30,                   JUNE 30,
                           -----------------------   -----------------------
                             1997          1998         1997         1998
                           ----------   ----------   ----------   ----------

   Gross proceeds ......   $  978,772   $  661,530   $1,242,308   $5,950,596
   Gross realized gains       108,125      474,745      180,956    1,697,409
   Gross realized losses          917         --            917         --


7. EMPLOYEE BENEFIT PLANS:

   SAVINGS AND EMPLOYEE STOCK OWNERSHIP TRUST

   In November 1997, the Company issued 58,498 shares of common stock valued at $1,943,760 to the ESOP in satisfaction of compensation and benefits payable.

   As of June 30, 1998, the ESOP owned approximately 6.3 percent of the H&Q common stock outstanding.

   1996 EQUITY PLAN

   In February 1998, the 1996 Plan was amended to increase the number of shares of the Company's common stock reserved for issuance under the Compensation Plan and the 1996 Plan by 2,000,000 shares to a total of 5,000,000 shares.
Additionally, the 1996 Plan was amended to provide for automatic annual increases of shares issuable under the Compensation Plan and the 1996 Plan as of January 1 of each year equal to the lesser of (i) 3.0 percent of the total number of shares of common stock of the Company then outstanding and (ii) 750,000 shares.

   BONUS AND DEFERRED SALES COMPENSATION PLAN

   The Company paid semiannual bonuses in April 1998. Under the Compensation Plan, 200,285 shares valued at $7,024,033 were issued to executives and professionals effective April 15, 1998. All such amounts were included in compensation and benefits expense as of March 31, 1998.

                             HAMBRECHT & QUIST GROUP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

7. EMPLOYEE BENEFIT PLANS: (Continued)

   STOCK OPTION PLANS

   Details of stock options are as follows:

                                       NUMBER
                                      OF SHARES     EXERCISE PRICE
                                     -----------   ---------------
 Outstanding at September 30, 1996    5,697,520    $ 2.04 - $13.75
   Granted .......................      301,600    $16.13 - $31.06
   Exercise ......................     (205,038)   $ 2.04 - $11.25
   Canceled ......................     (226,926)   $ 5.54 - $19.88
                                      ----------
 Outstanding at September 30, 1997    5,567,156    $ 2.10 - $31.06
   Granted .......................      666,000    $13.75 - $43.25
   Exercised .....................     (376,914)   $ 2.10 - $19.88
   Canceled ......................     (273,867)   $ 4.60 - $32.75
                                      ----------
 Outstanding at June 30, 1998 ....    5,582,375    $ 2.10 - $43.25
                                      ==========


   Of the outstanding options at June 30, 1998, 2,115,440 options to purchase shares had vested.

   STOCK APPRECIATION RIGHTS

     The remaining SARs liability of $3,315,862 will be paid on January 15, 1999. Such amount is accrued as compensation and benefits payable at June 30, 1998.

8. NET CAPITAL REQUIREMENTS:

   At September 30, 1997 and June 30, 1998, H&Q LLC's regulatory net capital of $67,030,028 and $64,877,775, respectively, was 27 percent of aggregate debit items at both September 30, 1997 and June 30, 1998, and its net capital in excess of the minimum required was $62,087,429 and $60,099,457, respectively.

   At June 30, 1998, HQEM was in compliance with all applicable regulatory capital adequacy requirements.

9. SIGNIFICANT EVENT:

   In December 1997, H&Q and other broker-dealer defendants entered into a settlement agreement with the plaintiffs in the Nasdaq market-makers antitrust class action litigation. The Company recorded an $8,000,000 charge for its unaccrued portion of settlement costs in the quarter ended December 31, 1997. This charge is included in other expense in the nine month period ended June 30, 1998. All remaining payments of settlement amounts are due on or before September 30, 1998.

10. COMMITMENTS AND CONTINGENCIES:

   Lewco conducts a stock borrow/stock loan business. On behalf of Lewco, the Company has agreed to guarantee its proportional share of secured loans resulting from this business. The Company's contingent liability relating to its net unsecured position under this indemnity agreement was $8,268,256 at June 30,

                             HAMBRECHT & QUIST GROUP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES (Continued):

1998. Also, in connection with H&Q LLC's option trading activities, the Company has issued a letter of credit totaling $5,500,000 at June 30, 1998 with the Options Clearing Corporation.

   The Company has other contingent liabilities, including contractual commitments arising in the normal course of business, the resolution of which, in management's opinion, will not have a material adverse effect on the Company's financial position.

   As is the case with many firms in the securities industry, the Company is a defendant or co-defendant in a number of actions. These civil actions and arbitrations have arisen in the normal course of the Company's business and are incidental to its activities as a broker-dealer in securities, as an underwriter, as a corporate financial advisor, as a venture capital investor and as an employer. The Company is also involved, from time to time, in proceedings with, and investigations by, governmental agencies and self-regulatory organizations. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material or indeterminate amounts. Most of the Company's current proceedings relate to public underwritings of securities in which H&Q LLC participated as a lead manager, co-manager or member of the underwriting syndicate. These cases involve claims under federal and state securities laws and seek compensatory and other monetary damages. It is possible that H&Q and/or H&Q LLC may be called upon as a member of a class of defendants or under the terms of the underwriting, indemnification or other agreements to contribute to settlements or judgments arising out of these cases. The Company is contesting the complaints in all cases and believes that there are meritorious defenses in each of these lawsuits. Although the ultimate outcome of the Company's litigation cannot be ascertained at this time, it is the opinion of the Company's management, based on discussions with counsel, that the resolution of these actions and others will not have a material adverse effect on the Company's financial statements taken as a whole.

   H&Q has indemnified certain of its officers, directors and agents, and certain of its affiliates, as permitted under applicable state law. Under these provisions, H&Q itself is and will be subject to indemnification assertions by officers, directors, agents or certain of its affiliates who are or may become defendants in litigation that may result in the normal course of business. Although the ultimate outcome of indemnification assertions outstanding as of June 30, 1998, cannot be ascertained at this time, it is the opinion of the Company's management, based on discussions with counsel, that the resolution of these assertions will not have a material adverse effect on the Company's financial statements taken as a whole.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE STATEMENTS IN THIS QUARTERLY REPORT THAT RELATE TO FUTURE PLANS, EVENTS, OR PERFORMANCE ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE RELATING TO FUTURE GROWTH, THE COMPANY'S PRINCIPAL INVESTMENT ACTIVITIES, ITS PLANS TO ADDRESS THE YEAR 2000 ISSUE AND ITS CURRENT EQUITY CAPITAL LEVELS. ACTUAL RESULTS MIGHT DIFFER MATERIALLY DUE TO A VARIETY OF IMPORTANT FACTORS. THESE FACTORS INVOLVE RISKS AND UNCERTAINTIES RELATING TO, AMONG OTHER THINGS, GENERAL ECONOMIC AND MARKET CONDITIONS, COMPETITIVE CONDITIONS WITHIN THE SECURITIES INDUSTRY, CHANGES IN INTEREST RATES, STOCK MARKET PRICES AND MUTUAL FUND CASH INFLOWS OR OUTFLOWS, CHANGES IN THE TECHNOLOGY AND HEALTHCARE INDUSTRIES AND OTHER INDUSTRIES IN WHICH THE COMPANY IS ACTIVE, CHANGES IN DEMAND FOR INVESTMENT BANKING AND SECURITIES BROKERAGE SERVICES, THE COMPANY'S ABILITY TO RECRUIT AND RETAIN KEY EMPLOYEES, CHANGES IN SECURITIES AND BANKING LAWS AND REGULATIONS, TRADING AND PRINCIPAL INVESTMENT ACTIVITIES, LITIGATION AND OTHER FACTORS DISCUSSED BELOW IN "OVERVIEW." THE COMPANY'S ANNUAL REPORT ON FORM 10-K (THE "FORM 10-K") FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION CONTAINS ADDITIONAL INFORMATION ABOUT THESE AND OTHER RISKS AND UNCERTAINTIES.

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

     Effective May 28, 1998, the Company discontinued the operations of RvR Securities Corp. and its net assets were distributed to its parent, H&Q California. Such distribution was accounted for at the historical carrying bases of the net assets transferred.

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

EFFECTS OF COMPETITION

     The securities business is intensely competitive. Certain of the Company's competitors have greater capital, financial and other resources than the
Company. During 1997 and 1998, the securities business has experienced consolidation, including the acquisition of certain of the Company's competitors by large commercial banks, providing competitors of the Company with increased financial and other resources. In addition, the level of competition for key personnel persists. The Company has experienced losses of research, investment banking, venture capital and sales and trading professionals from time to time and there can be no assurance that losses of key personnel due to competition or other factors will not occur in the future.

EFFECTS OF COMPANY FACTORS AND GROWTH STRATEGIES

     Over the past several years, the Company has experienced significant growth in its business activities and the number of its employees. Average employee headcount was 839 in the three month period ended June 30, 1998 compared to 782 in the three month period ended June 30, 1997.

     The scope of the Company's business activities has increased to include new business activities, increased emphasis on building existing operations and a significantly higher level of principal investment activities, as more fully described below in "Effects of Principal Investment Activities." The number of employees has increased significantly from both the increased scope of business activities and the growth of existing operations. This employee growth has increased fixed expenses associated with compensation and benefits costs, occupancy and equipment costs and communications costs. Such fixed expenses are expected to continue to grow in the future. Any failure to effectively manage the Company's growth through the investment in management personnel, financial and management systems and controls, and facilities could have an adverse affect on the Company's operations.

EFFECTS OF INVESTMENT BANKING AND OTHER CORPORATE FINANCE ACTIVITIES

     Two significant components of the Company's revenues are investment banking fees earned from underwriting activities and corporate finance fees earned from merger and acquisition and other advisory services provided to companies in H&Q's areas of industry focus. The number of such available underwriting or advisory transactions is affected by many factors including, but not limited to, the conditions impacting the securities market (see Overview - Effects of Market Conditions) and the Company's ability to successfully compete for available underwriting and advisory assignments (see Overview - Effects of Competition). The Company's level of underwriting and corporate finance fee revenues earned is affected by both the number and size of transactions completed. Substantial fluctuations can occur and have occurred in the amount of such fees earned from quarter to quarter and from year to year. Accordingly, fees earned for any period should not be considered representative of any other period. In periods of reduced investment banking and other corporate finance activity, profitability has been and is likely to be adversely affected.

EFFECTS OF PRINCIPAL INVESTMENT ACTIVITIES

     The Company makes principal investments for strategic purposes and financial returns. As part of the Company's principal investment activities, it purchases equity and debt securities or makes commitments to purchase such securities from public and private companies. Such investments may involve substantial amounts of capital and significant exposure to any one company or business, as well as to market, credit and liquidity risks. The Company purchased $56.9 million and $61.1 million in principal investments during the nine months ended June 30, 1997 and 1998, respectively. Included in the 1998 purchases is a $26.9 million investment in the common stock of World Access Inc. acquired by the Company in a private transaction. The World Access Inc. position has been hedged through a series of options transactions. The Company expects to continue its principal investment activities in subsequent quarters through direct investments in public and private companies, investments in funds managed by the Company or by investment management entities in which the Company has an interest, investments in other special situation funds managed by outside fund managers and investments in joint ventures. However, there can be no assurance that the level and quality of potential investment opportunities made available to the Company will be sufficient to support such historical levels of principal investing or that any future or historical investments will achieve a level of financial performance consistent with the Company's objectives.

     The Company accounts for its marketable investments in public companies at prevailing market prices, less discounts for illiquid or restricted holdings. The Company accounts for its nonmarketable investments in private companies at estimated fair value as determined by management of the Company. Such marketable and nonmarketable investments are presented in the Company's balance sheets as long-term investments. At September 30, 1997 and June 30, 1998, the Company's long-term investments totaled $117.2 million and $145.1 million, respectively. Net investment gains are included in the Company's statement of operations and include net realized gains and losses and the net change in unrealized gains and losses for the period. For the three month periods ended June 30, 1997 and 1998, the Company recorded net investment gains of $9.7 million and $1.6 million, respectively.

     Principal investing activities, which have been from time to time a significant contributor to the Company's revenues and earnings, are not predictable and do not necessarily correlate with general market conditions. These results, which in any reporting period may be influenced by a limited number of investments and transactions, can vary widely from year to year and quarter to quarter.

MATTERS RELATED TO THE YEAR 2000

     The Company utilizes software and related information technologies that will be affected by the date change in the year 2000. The year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. When the century date change occurs, certain date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may result in a systems failure or cause systems to process critical financial and operational information incorrectly. Additionally, the Company relies on certain noninformation technology systems such as communications and building operations systems that could also be affected by the date change. The failure of these noninformation technology systems could interrupt or shutdown business operations for some period of time.

     Based on ongoing assessments and testing, the Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has also determined that Lewco, its clearing broker, will be required to modify or replace significant portions of the software used by Lewco in connection with processing Company and customer trading activity and maintaining Company and customer information. The Company anticipates that its most significant exposure to the year 2000 issue is through the clearing activities performed for it by Lewco. While the Company holds an ownership position in Lewco and will be responsible for a percentage of the costs incurred by Lewco to address the issue, the Company does not control the management of the year 2000 problem by Lewco and is dependent on Lewco's ability to adequately address the issue. The Company presently believes that with modifications to existing software and conversions to new software by both it and Lewco, the adverse effects of the year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 issue could have a material impact on the operations and financial condition of the Company and could lead to enforcement actions by regulatory agencies.

     The year 2000 plan followed by the Company contains five phases: phase one is the identification and prioritization of all in-house and third party information technology and noninformation technology systems; phase two is contingency planning; phase three is testing all critical information technology and noninformation technology systems for year 2000 compliance; phase four is the implementation of solutions, including all necessary repair work, modifications, and replacements to system software and hardware; and phase five is the execution of the contingency plan for those areas where repair work fails. The Company is currently completing phases one and two and expects to complete phase three by November 1998. The Company expects to complete phase four by June 1999, leaving six months to execute the contingency plan actions described in phase five.

     For all phases, the Company has budgeted an incremental $2.0 million for programming changes and testing of internally developed systems and software licensed from third parties. Most of the $2.0 million budgeted will be incurred and expensed in the Company's 1999 fiscal year beginning October 1, 1998.

     With respect to Lewco's efforts, the Company does not expect to devote material amounts of its labor resources, but does expect to incur certain expenses as a result of its ownership interest in Lewco. To date, the Company's portion of expenses incurred is approximately $1.0 million. The Company's remaining portion of the expenses incurred to address this issue as budgeted by Lewco is expected to be approximately $1.3 million in calendar 1998 and $250,000 in calendar 1999, which amounts will be funded through operating cash flows. During the quarter ended June 30, 1998, the Company incurred approximately $312,500 of expenses as a result of Lewco's efforts to address this issue.

     The estimated costs of and time frames related to these projects are based on estimates of the Company's and Lewco's management and there can be no assurance that actual costs will not differ materially from the current expectations or that the proposed time frames can be maintained. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, the ability to formulate and implement contingency plans, if required, and similar uncertainties.

     In addition to Lewco, the Company relies on various third party systems or services to conduct its business, including Nasdaq, Inc., New York Stock Exchange, Inc. and regional and national telecommunications and market data services providers. The failure of any of these entities to satisfactorily address the year 2000 issue could have a material adverse affect on the Company's operations and financial condition. The Company is presently monitoring the progress of these and other entities' year 2000 compliance.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     REVENUES. Total revenues for the period increased 25% from $82.3 million for the three months ended June 30, 1997 to $102.8 million for the three months ended June 30, 1998.

     Principal transactions revenue decreased 16% from $32.1 million to $27.1 million due primarily to narrower margins in the OTC business.

     Commissions increased 39% from $9.2 million to $12.8 million. This increase was primarily due to an increase in NYSE listed transactions.

     Investment banking revenue increased 134% from $12.1 million to $28.2 million, and increased as a percentage of revenues from 15% to 27%. The Company managed or co-managed 32 public offerings during the three month period ended June 30, 1998, compared to 14 during the three month period ended June 30, 1997.

     Corporate finance fees increased 109% from $9.6 million to $20.0 million due primarily to the completion of a higher level of merger and acquisition transactions during the three month period ended June 30, 1998.

     Interest and dividend revenue increased 14% from $6.0 million to $6.8 million. The increase related primarily to interest earned on higher average customer margin loans outstanding.

     Net investment gains for the three month period decreased 84% from $9.7 million to $1.6 million. For the three months ended June 30, 1997, realized gains of $12.3 million were offset by a change in unrealized loss of $2.6 million. For the three months ended June 30, 1998, realized gains of $4.0 million were offset by a change in unrealized loss of $2.4 million.

     Other  revenues  increased  74% from  $3.6  million  to $6.3  million.  The
increase  related  primarily  to  increases  in  accrued  profit   participation
distributions, account transaction fees and gains on sales of assets.

     EXPENSES. Total expenses for the period increased 22% from $64.1 million for the three months ended June 30, 1997 to $78.4 million for the three months ended June 30, 1998.

     Compensation and benefits expense increased 22% from $42.5 million to $51.6 million. The increase was due primarily to higher incentive compensation expenses accrued on higher revenues. Compensation and benefits expense as a percentage of total revenues was 52% and 50%, respectively, for the three months ended June 30, 1997 and 1998.

     Brokerage and clearance expense increased 22% from $5.2 million to $6.3 million. The percentage increase was primarily attributable to higher charges from Lewco, which include H&Q's allocation of year 2000 systems programming changes, and higher floor brokerage charges related to increased commissions.

     Occupancy and equipment expense increased 20% from $4.7 million to $5.6 million as a result of higher rent expense and depreciation expense. Such increased expenses result from the increase in headcount and the related increased office space and computer and telecommunications equipment procurements. Additionally, in April 1998, the Company approved a plan to replace all of its employees' personal computers and related infrastructure. It is anticipated that the new computer equipment will be installed firmwide by December 1998. During the three month period ended June 30, 1997, the Company incurred additional depreciation expense of approximately $500,000 as a result of a change in depreciation estimated for the existing computers and related infrastructure.

     Communications expense was $3.8 million during both periods.

     Interest expense increased 118% from $447,000 to $976,000.

     Other expenses increased 34% from $7.5 million to $10.1 million. This increase was due primarily to increased travel and entertainment expenses, losses in error and professional services fees.

     INCOME TAX PROVISION. The Company's effective income tax rate was 44% for the three month period ended June 30, 1997 and decreased to 43% for the three month period ended June 30, 1998.

NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998

     REVENUES. Total revenues for the period increased 20% from $251.9 million for the nine months ended June 30, 1997 to $301.8 million for the nine months ended June 30, 1998.

     Principal transactions revenue decreased 9% from $90.4 million to $82.2 million due primarily to narrower margins in the OTC business.

     Commissions increased 33% from $28.1 million to $37.3 million. This increase was primarily due to an increase in NYSE listed transactions.

     Investment banking revenue increased 25% from $60.1 million to $75.1 million, and increased as a percentage of revenues from 24% to 25%. The Company managed or co-managed 75 public offerings during the nine month period ended June 30, 1998, compared to 63 during the nine month period ended June 30, 1997.

     Corporate finance fees increased 64% from $34.8 million to $57.3 million due primarily to the completion of a higher level of merger and acquisition transactions during the nine month period ended June 30, 1998.

     Interest and dividend revenue increased 24% from $15.8 million to $19.5 million. The increase related primarily to interest earned on higher average customer margin loans outstanding.

     Net investment gains for the nine month period increased 13% from $10.1 million to $11.4 million. For the nine months ended June 30, 1997, realized gains of $18.1 million were offset by a change in unrealized loss of $8.0 million. For the nine months ended June 30, 1998, realized gains of $16.6 million were offset by a change in unrealized loss of $5.2 million.

     Other  revenues  increased  51% from $12.6  million to $19.0  million.  The
increase  related  primarily  to  increases  in  accrued  profit   participation
distributions, account transaction fees and gains on sales of assets.

     EXPENSES. Total expenses for the period increased 24% from $192.1 million for the nine months ended June 30, 1997 to $237.7 million for the nine months ended June 30, 1998.

     Compensation and benefits expense increased 17% from $129.0 million to $151.1 million. The increase was due primarily to higher incentive compensation expenses accrued on higher revenues. Compensation and benefits expense as a percentage of total revenues was 51% and 50%, respectively, for the nine month periods ended June 30, 1997 and 1998.

     Brokerage and clearance expense increased 36% from $12.5 million to $17.0 million. The percentage increase was primarily attributable to higher charges from Lewco, which include H&Q's allocation of year 2000 systems programming changes, and higher floor brokerage charges related to increased commissions.

     Occupancy and equipment expense increased 28% from $12.1 million to $15.4 million as a result of higher rent expense and depreciation expense. Such increased expenses resulted from the increase in headcount and the related increased office space and computer and telecommunications equipment procurements. Additionally, in April 1998, the Company approved a plan to replace all of its employees' personal computers and related infrastructure. It is anticipated that the new computer equipment will be installed firmwide by December 1998. During the three month period ended June 30, 1997, the Company incurred additional depreciation expense of approximately $500,000 as a result of a change in depreciation estimated for the existing computers and related infrastructure.

     Communications expense increased 6% from $10.9 million to $11.5 million. This increase was due primarily to increases in quotes and information services expenses resulting from the increase in headcount.

     Interest expense decreased 5% from $3.2 million to $3.0 million.

     Other expenses increased 62% from $24.5 million to $39.7 million. This increase was primarily due to a charge in December 1997 of $8.0 million for the Company's unaccrued portion of its settlement of the Nasdaq market-makers' antitrust litigation.

     INCOME TAX PROVISION. The Company's effective income tax rate was 44% for the nine month period ended June 30, 1997 and decreased to 43% for the nine month period ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically satisfied its funding needs with its own capital resources, consisting almost entirely of internally generated retained earnings and capital raised from the sale of its common stock to employee stockholders and the public through its initial public offering. As of June 30, 1998, H&Q LLC had liquid assets consisting primarily of cash and cash equivalents of $38.7 million and amounts on deposit with Lewco of $147.0 million. Such amounts on deposit with Lewco are a component of the June 30, 1998 payable to Lewco of $34.0 million. As of June 30, 1998, Guaranty Finance had a bank line of credit of $25.0 million with no balance outstanding. While the Company has not required additional bank financing during the past several years, it has available an additional $20.0 million line of credit with a commercial bank expiring April 30, 1999, H&Q also has a $26.7 million line of credit with a financial institution collateralized by the Company's investment in World Access Inc.

     The Company's consolidated balance sheet reflects the Company's relatively unleveraged financial position. The ratio of assets to equity as of June 30, 1998 was approximately 1.9:1. The Company's assets include receivables from customers and Lewco, securities held for trading purposes, short-term investments and securities held for investment purposes. A substantial portion of the Company's receivables are secured by customer securities or security transactions in the process of settlement. Securities held for trading purposes are actively traded and readily marketable. As of June 30, 1998, securities held for trading purposes include government securities mutual funds totaling $12.8 million. Securities held for investment purposes are for the most part illiquid and are carried at valuations that reflect this lack of liquidity.

     H&Q LLC, as a broker-dealer, is registered with the SEC and is a member of the NASD and the NYSE. As such, H&Q LLC is subject to the capital requirements of these regulatory entities. H&Q LLC's regulatory net capital has historically exceeded these minimum requirements. As of June 30, 1998, H&Q LLC was required to maintain minimum regulatory net capital in accordance with SEC rules of approximately $4.8 million and had total regulatory net capital of approximately $64.9 million, or approximately $60.1 million in excess of its requirement.

     HQEM was in compliance with all applicable regulatory capital adequacy requirements at June 30, 1998.

     The Company believes that its current level of equity capital, combined with funds anticipated to be generated from operations, will be adequate to fund its operations for the foreseeable future.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

     Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Following is a summary of recent material developments in such proceedings and a summary of two new matters.

     NASDAQ MARKET-MAKERS ANTITRUST LITIGATION

     On August 6, 1998, the Second Circuit Court of Appeals affirmed the district court's approval of the DOJ settlement.

     INDIVIDUAL, INC. SECURITIES LITIGATION

     On May 27, 1998, the defendants' motions to dismiss were granted. INDIVIDUAL, INC. SECURITIES LITIGATION, U. S. D. C., District of Massachusetts, Master File No. 96-12272-DPW. On June 19, 1998, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the First Circuit, No. 98-1730.

     LUMISYS, INC. SECURITIES LITIGATION

     On May 27, 1998, the plaintiffs filed a First Amended Complaint in the federal court. WENGER, ET AL. V. LUMISYS, INC., ET AL., No. C-97 20609 EAI. The defendants filed a motion to dismiss on July 6, 1998.

     In the state court, an amended complaint was filed, and on May 26, 1998, the court again sustained the defendants' demurrers, with leave to amend. On July 8, 1998, the plaintiffs filed a Second Amended Complaint. WENGER, ET AL. V. LUMISYS, INC., ET AL., Santa Clara County Superior Court, Case No. CV767369.

     OMEGA RESEARCH, INC. SECURITIES LITIGATION

     On June 1, 1998, the plaintiffs filed an amended complaint. On July 1, 1998, the defendants filed a motion to dismiss. RHODES V. CRUZ, ET AL., Civ. No. 98-0174.

      SS&C TECHNOLOGIES, INC. SECURITIES LITIGATION

     On May 20, 1998, the defendants answered the Consolidated Amended Class Action Complaint. FEINER, ET AL. V. SS&C TECHNOLOGIES, INC., ET AL., Civil Action No. 397CV00656(JBA). On May 29, 1998, the lead plaintiffs moved for class certification.

     ASPEC TECHNOLOGY, INC. SECURITIES LITIGATION

     Beginning in June 1998, several shareholder class action lawsuits were filed against Aspec Technology, Inc. and others in Santa Clara County Superior Court in California. At least two such actions name H&Q as a defendant. NEUMAN
V. ASPEC TECHNOLOGY, INC. ET AL., No. CV775089 and JONAS V. ASPEC TECHNOLOGY, INC., ET AL., No. CV775037. The complaints allege that the defendants violated California state laws by making false and misleading statements in course of Aspec's April 27, 1998 IPO, of which H&Q was the lead manager, and thereafter. The defendants have not yet responded to the complaints.

     EVOLVING SYSTEMS, INC. SECURITIES LITIGATION

     Beginning in June 1998, several shareholder class action lawsuits were filed against Evolving Systems, Inc. and others in the federal district court in Denver, Colorado. The complaints allege that the defendants violated the federal securities laws by, among other things, misrepresenting material facts in the course of the company's May 11, 1998 IPO and thereafter. H&Q was a co-manager of the IPO. H&Q is aware of two such lawsuits in which it has been named as a defendant. PAN AMERICAN EXPORT TRADING, INC. V. EVOLVING SYSTEMS, INC., ET AL., Civil Action No. 98-WY-1343 and SMITH V. EVOLVING SYSTEMS, INC., ET AL., Civil Action No. 98-WY-1376. The defendants have not yet responded to the complaints.

     STORM TECHNOLOGY, INC. SECURITIES LITIGATION

     On May 1, 1998, the plaintiffs in the state case filed a Second Amended Consolidated Complaint that did not name the underwriters as defendants.

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On May 15, 1998, the Registrant issued a warrant to purchase 1,394 shares of common stock at $35.875 per share to one holder. The issuance did not involve any underwriter, underwriting discount or commission, or any public offering, and the Registrant believes that the transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. The warrant holder represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the warrant.

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

                          HAMBRECHT & QUIST GROUP,
                          a Delaware Corporation


                          By:      /s/ Patrick J. Allen
                                   ---------------------------------------
                                   Patrick J. Allen
                                   Chief Financial Officer

                                  (On behalf of the Registrant and as Principal
                                   Financial and Accounting officer)

Date:  August 13, 1998

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
27                          Financial Data Schedule.

                                      -23-