Form 10-K405
period 1998-09-30
HAMBRECHT & QUIST GROUP
filed 1998-12-22
CIK 1017267

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -----------

                                   FORM 10-K

(Mark One)

  [X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1998

                                       OR

  [ ]           TRANSITION REPORT PURSUANT TO Section 13 OR 15(d)OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ________

                         COMMISSION FILE NUMBER 1-11855
                                   ----------------

                             HAMBRECHT & QUIST GROUP
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                     94-3246636
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

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

Common Stock, par value $0.01 per share              New York Stock Exchange
                                                        Pacific Exchange
                                   ----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]     No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $443,502,139 as of December 21, 1998, based upon the last sale price as reported on the New York Stock Exchange on such date.

     Number of shares of common stock issued and outstanding as of December 21, 1998: 24,051,939.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the Registrant's fiscal year ended September 30, 1998 and to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held February 24, 1999 and the 1998 Annual Report to Stockholders are incorporated by reference into Parts II and III of this Form 10-K.

ITEM 1. BUSINESS

GENERAL

     Hambrecht & Quist Group, a Delaware corporation, was formed in June 1996 as a holding company for all of the operations of Hambrecht & Quist. The Company is the sole parent of Hambrecht & Quist Group, a California corporation established in 1983 and renamed Hambrecht & Quist California in August 1996 ("H&Q
California"), and is the successor to the business conducted by Hambrecht & Quist, L.P., a California limited partnership established in 1993 ("LP"). In 1983, H&Q California succeeded to the business of Hambrecht & Quist, a
California partnership formed in 1968. Unless the context otherwise requires, "Hambrecht & Quist," "H&Q" and the "Company" refer to Hambrecht & Quist Group, a Delaware corporation, and its predecessors, affiliates and subsidiaries. Hambrecht & Quist and H&Q are registered trademarks of the Company.

     The Company operates primarily as a holding company and indirectly owns all of the subsidiaries and equity interests in affiliated entities that previously were owned by either H&Q California or LP. Hambrecht & Quist L.L.C. ("H&Q LLC"), the Company's 100% beneficially owned subsidiary, is the Company's principal investment banking subsidiary and securities broker-dealer.

     The Company's other principal operating subsidiaries or affiliated entities, which are directly or indirectly wholly owned except as indicated, are as follows: Hambrecht & Quist Capital Management Incorporated ("Capital Management"), a registered investment adviser to two publicly traded closed-end mutual funds; Hambrecht & Quist Venture Partners, a California limited partnership ("Venture Partners"), a venture capital fund management partnership in which the Company has a controlling general partnership interest; and Hambrecht & Quist Guaranty Finance, LLC ("Guaranty Finance"), an 87.5%-owned subsidiary of the Company engaged in asset-based, bridge loan and mezzanine financing. In January 1998, Hambrecht & Quist Transition Capital, LLC ("Transition Capital"), formerly an 87.5% owned subsidiary of the Company, was merged into Guaranty Finance.

     In addition, the Company's international activities are carried out in part through Hambrecht & Quist Euromarkets, S.A., formerly Hambrecht & Quist Saint Dominique, a broker-dealer registered in France that provides investment banking services to European companies.

     The Company also maintains minority, non-controlling investments in H&Q Asia Pacific, Ltd. ("Asia Pacific"), which provides financial advisory and fund management services in the Asia Pacific region, Beeson Gregory Holdings Limited, a London-based brokerage firm and financial adviser specializing in growth companies, and Tamir Fishman & Co. Ltd., an investment bank, venture capital and financial consulting company focused on Israeli growth companies. The Company also has a 20% interest in Lewco Securities Corp. ("Lewco"), which acts as a clearing broker and depository for Schroder & Co. and the Company.

     In July 1998, the Company established a strategic relationship with H&Q Venture Associates, L.L.C. which manages or administers many of the Company's early stage venture capital investments.

HAMBRECHT & QUIST

     Hambrecht & Quist is a major bracket investment bank focused on emerging growth companies and growth-oriented investors. The Company's core strength has been the early identification and sponsorship of leading growth companies in its chosen areas of focus through analysis of industry and technology trends. The Company leverages its industry expertise by providing growth companies and growth investors with a full range of investment banking and brokerage services, and by investing its own capital in emerging growth and later-stage companies.

     Hambrecht & Quist was formed in 1968 to focus on the needs of emerging growth companies and their investors. It has grown its business by expanding the range of services it provides to growth companies and investors, by servicing the needs of larger size companies, and by developing expertise in new industries and markets. H&Q, from its inception, combined equity underwriting and brokerage services for emerging growth companies with venture capital investing. From its early concentration on the technology and healthcare industries, Hambrecht & Quist has broadened its focus to encompass the branded consumer sector and companies providing business information, outsourcing and healthcare services.

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

     H&Q  organizes  its  research and  investment  banking  professionals  into industry teams. Each team, often working with Hambrecht & Quist's venture capital and private equity professionals, endeavors to develop and maintain an in-depth understanding of the secular and cyclical trends driving that particular industry sector. In addition, each team of professionals maintains close relationships not only with private and public growth companies, but also with venture capital and key institutional investors, technical experts, professional services providers and other key industry participants. Through these relationships, H&Q gains the opportunity to participate actively in the growth of promising entrepreneurial companies.

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


                                            HAMBRECHT & QUIST RESEARCH

                                                    TECHNOLOGY


            INTERNET                    COMMUNICATIONS             DISTRIBUTED SYSTEMS            ENTERPRISE SOFTWARE
oBusiness-to-Business           oInternet Access               oPCs                          oDBMS & Tools
   E-Commerce                   oInternetworking/              oDistribution                 oSystems Management
oBusiness-to-Consumer              LAN                         oPC Peripherals               oEnterprise
   E-Commerce                   oMobile                        oElectronic Manufacturing        Applications
oBusiness-to-Consumer Media     oTelecommunications              Services                    oProductivity Applications
oInternet Software and Services    Equipment/WAN                                             oDesktop Software
                                oWireless


                                         SEMICONDUCTOR/                    APPLIED
      TECHNICAL SYSTEMS                 CAPITAL EQUIPMENT                TECHNOLOGIES
o Design Automation                  oAnalog                          oImaging
o Embedded Control                   oDigital                         oServices
o Technical Software                 oMixed Signal
                                     oFabless
                                     oEquipment
                                     oCommunications IC
                                     oSemiconductor Intellectual
                                       Property


                                                    HEALTHCARE

                                    EMERGING
                                PHARMACEUTICALS/                 MEDICAL                      HEALTHCARE
      BIOTECHNOLOGY              DRUG DELIVERY                   DEVICES                       SERVICES
                                                      oCardiovascular                oContract Research
                                                      oOrthopedics                      Organizations
                                                      oUrology                       oHealth Maintenance
                                                      oOpthamology                      Organizations
                                                      oDiabetes Management           oPhysician Network
                                                                                        Management
                                                                                     oSubacute

                                                     SERVICES


FINANCIAL SERVICES-               HEALTHCARE INFORMATION                  BUSINESS
TRANSACTION PROCESSORS                SERVICES                            SERVICES             IT SERVICES
                                                                                               oConsulting
                                                                                               oSystems Integration
                                                                                               oOutsourcing



                                                 BRANDED CONSUMER


       BRANDED             FOOD & BEVERAGE           SPECIALTY           SPORTS & LEISURE           SERVICES
       RETAILERS                                       APPAREL



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

     The Company's research analysts work closely with its investment banking and venture capital and private equity professionals to identify promising privately held companies. H&Q believes that early contacts with private companies are important not only to develop its underwriting and principal transactions activities, but also to achieve and maintain an understanding of the rapidly evolving growth industries on which the Company focuses. The research analysts also, from time to time, assist in screening and/or evaluating proposed principal investments for the Company's venture capital and private equity and investment banking professionals. In addition, H&Q's research analysts work closely with sales and trading professionals to enhance the access of the Company's institutional investor clients to up-to-date industry analysis.

     H&Q has been recognized for its success in bringing together leading growth companies and growth investors at the annual conferences it sponsors. Each conference focuses on a different growth industry or geographic region. In fiscal 1998, H&Q sponsored the following investment conferences:

                   HAMBRECHT & QUIST CONFERENCE                       DATE                LOCATION
Asia Pacific Private Equity CFO Conference                         November 1997        Hong Kong
Healthcare Conference                                              January 1998         San Francisco
U.K./ European Private Equity CFO Conference                       February 1998        London
Communications Symposium                                           February 1998        Dana Point, CA
plaNET.wall.street Snowbird Conference                             March 1998           Snowbird, UT
Technology Conference                                              April 1998           San Francisco
H&Q-Rothschild/Biotechnology Investments Ltd. Life Sciences        May 1998             London
   Conference
Annual Private Equity CFO Conference                               June 1998            San Francisco
Branded Consumer Conference                                        June 1998            Napa, CA
H&Q-Tamir Fishman Communication and Internet Conference            September 1998       Tel Aviv


     More than 850 public and private companies made presentations to investment professionals, venture capitalists and other participants in the securities and emerging growth company industries at the most recent sessions of the Company's annual conferences. The Hambrecht & Quist Technology Conference, which held its 26th annual session in 1998, was the first annual investment conference focusing exclusively on emerging growth companies in the technology sector. For 16 years, the Company's annual Healthcare Conference has provided a forum for companies in the healthcare industry to give presentations to growth investors, and was the first conference of its kind. Since 1993, Hambrecht & Quist has sponsored an annual conference focused on emerging branded consumer companies. In October 1995, H&Q sponsored the first major investment conference dedicated solely to Internet-related companies, and held follow-up conferences in each year since then.

     To facilitate the analysis of long-term trends, the Company has developed the H&Q Growth Index, the H&Q Technology Index, the H&Q Internet Index, the H&Q Healthcare Index and the H&Q Branded Consumer Index . Within these industry indices are thirteen additional sector indices. These indices serve as a tool for comparing certain industry groups with one another, with the marketplace as a whole, and with the overall economy. Many growth companies use the H&Q Indices to compare their stock price performance with other companies, for example, in annual proxy statements.

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

     DOMESTIC UNDERWRITING

     H&Q is a leading underwriter of public offerings of equity securities for emerging growth companies in its industry areas of focus. During fiscal 1998, the Company lead managed 26 offerings and co-managed 62 offerings of equity and convertible debt securities by 82 companies that raised an aggregate of over $7.3 billion.

     H&Q concentrates its domestic underwriting efforts in high-growth industry sectors where the Company believes it has a relative competitive advantage due to its investment banking relationships and its research, trading and distribution capabilities. Within its selected industries, the Company concentrates on emerging companies that it believes have the potential to become industry leaders. H&Q believes that it has established a strong record underwriting software, communications, biotechnology, computer hardware, semiconductor, Internet, business information and outsourcing services and healthcare services companies. The Company is also seeking to develop a strong position as a managing underwriter of securities offerings by branded consumer growth companies.

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

     The following table sets forth the distribution among industries of public equity offerings completed during fiscal 1998 in which the Company acted as manager or co-manager and the number of transactions in which the Company served as lead manager:

                      Number of Transactions    Number of Lead Managed
Industry                     Completed                Transactions
-------                     ----------                -----------

Technology                        53                        13
Healthcare                        20                         7
Services                           6                         2
Branded Consumer                   9                         4

Total:                            88                        26
                                  ==                        ==

     During fiscal 1998, Hambrecht & Quist completed six convertible debt transactions involving an aggregate of $645 million in securities. During fiscal 1998, underwriting revenues from convertible debt securities transactions comprised less than 1% of the Company's total revenues. The Company's convertible debt underwriting activities are small both in number of transactions and dollars raised compared to major bracket firms overall, many of which serve more mature industries.

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

     The Company participates in public offerings of securities either by acting as manager or co-manager of an underwriting syndicate, or by acting as a member of an underwriting syndicate managed by other investment banks. In both cases, the Company risks its capital through its participation in a commitment to purchase securities from an issuer and to resell them to the public. The Company's syndicate activities include managing the marketing and book-building process of underwritten transactions the Company is managing, participating in discussions leading to the offering price of securities and the supervision of initial market-making for lead-managed deals. The Syndicate department is also responsible for developing and maintaining relationships with the syndicate departments of other investment banks. At September 30, 1998, the Syndicate department was comprised of ten employees.

     INTERNATIONAL ACTIVITIES

     H&Q's international investment banking business includes assisting non-U.S. companies in raising capital in the United States and improving access to local capital for growth companies in other countries. During fiscal 1998, revenues from international activities comprised less than 11% of the Company's underwriting revenues and less than 3% of the Company's total revenues.

     During fiscal 1998, the Company managed or co-managed three offerings for companies with primary operations outside the U.S., raising a total of approximately $520 million. This level of underwriting activity for non-U.S. companies represents a decrease from the 11 equity offerings raising a total of $919 million, in which the Company served as a manager or co-manager during fiscal 1997.

     Hambrecht & Quist Euromarkets, S.A. ("H&Q Euromarkets"), formerly known as Hambrecht & Quist Saint Dominique, is a wholly owned subsidiary of Hambrecht & Quist. H&Q Euromarkets is a broker-dealer registered in France and an underwriter and market-maker on the EASDAQ market, as well as for le Nouveau Marche, a Paris-based stock market for emerging growth companies that was launched in February 1996.

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

     The Company's strategy in Asian markets has been to focus initially on venture capital investments in promising growth companies through H&Q's minority, non-controlling investment in Asia Pacific. H&Q believes that this strategy will enable the Company to develop and maintain relationships with growth companies in the region. H&Q also has a Tokyo office with institutional sales functions.

     PRIVATE PLACEMENTS AND STRUCTURED FINANCE

     H&Q formalized its private placement capabilities in 1991 with the creation of a group which focuses on acting as placement agent in private securities transactions. H&Q assists in the placement of these securities for a fee, but without underwriting the offered securities. Acting as placement agent generally entails advising the issuer regarding the structure and other aspects of the financing, assisting in the preparation of appropriate disclosure documents and soliciting prospective qualified investors. The private placement/structured finance group places equity and fixed income securities with institutional investors, private capital funds, strategic corporate investors and sophisticated, high net worth individuals. During fiscal 1998, the group completed 20 private placement transactions, raising over $300 million for growth companies. This group often serves corporate clients in their early stages and, as these entrepreneurial companies grow, H&Q seeks to sustain the relationship and provide other services. The group also assists publicly traded corporate clients that undertake convertible debt financings or conduct private offerings of registered and unregistered securities.

     MERGER AND ACQUISITION ADVISORY SERVICES

     Hambrecht & Quist offers a broad range of merger and acquisition ("M&A") advisory services to growth companies. The Company markets its M&A advisory services both to H&Q's existing base of corporate clients and to other companies that can benefit from the Company's expertise. The Company's advisory services include: mergers, acquisitions, corporate sales, divestitures, strategic alliances, cross-border partnerships, hostile takeover defense strategies, fairness opinions and valuations. Since H&Q expanded its specialized M&A practice in 1995, it has announced or completed more than 184 transactions with an aggregate value of $20.1 billion. During fiscal 1998, H&Q handled a record volume of M&A transactions providing M&A services in over 70 assignments representing nearly $8.4 billion of completed transactions.

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

SALES AND TRADING

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

     INSTITUTIONAL SALES AND TRADING

     At September 30, 1998, H&Q had 38 institutional sales professionals covering growth-oriented investors in many countries, primarily in North America, Western Europe and Japan. H&Q's focus on growth industries enables its sales and trading organization to develop an in-depth understanding of these sectors and companies and to better serve its investor clients. The Company's institutional sales activities are conducted from its offices in San Francisco, New York, Boston, San Diego and London.

     At September 30, 1998, H&Q had 39 trading professionals involved in market making in both Nasdaq and exchange-listed securities. The most significant portion of the Company's institutional revenues arises from trading in Nasdaq securities. At September 30, 1998, H&Q made a market in nearly 400 Nasdaq stocks. Additionally, at September 30, 1998, H&Q had 27 coverage traders, servicing the trading desks of major institutions worldwide. Orders are executed daily as principal or agent in both the listed and Nasdaq markets for equities, convertible and non-convertible debt, including municipal bonds, options and other derivative securities. The Company's trading activities are conducted from its offices in San Francisco, New York and Boston. Hambrecht & Quist clears its trading transactions through Lewco.

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

     The EFS group operates out of the Company's San Francisco, New York, Boston and Newport Beach offices. In addition to handling Nasdaq and exchange-listed brokerage transactions, EFS brokers provide other services, including sales of restricted securities, fixed income investments and consulting for options, hedging, the selection of outside money managers, mutual funds and cash management. At September 30, 1998, the Executive Financial Services group included 78 EFS brokers functioning in 65 partner teams.

     VENTURE SERVICES

     H&Q provides specialized services to the general and limited partners of venture capital and buyout funds, corporate development functions within large corporations and certain high net worth individuals who participate actively in venture capital investments. These services include the sale of restricted securities, management of in-kind stock distributions by venture capital funds to their investors, sales of shelf-registered securities, private placements and acquisition or sale of large equity positions. The Company also provides venture capitalists with timely information concerning the publicly traded shares included in venture capital investment portfolios. This group was established in 1994 as a separate department within H&Q in recognition of the strategic role played by venture capital investors in H&Q's areas of focus and in establishing and developing a close relationship between the Company and the companies in which venture capitalists hold equity positions. At September 30, 1998, the Venture Services group was comprised of five employees.

VENTURE CAPITAL, PRIVATE EQUITY AND PRINCIPAL INVESTMENT ACTIVITIES

     From the Company's inception, venture capital investing has been an important component of H&Q's strategy of identifying and building early relationships with promising emerging growth companies. H&Q currently conducts a broad range of venture capital, private equity and principal investment activities. As of September 30, 1998, assets under management by the Company amounted to over $280 million.

     Effective July 1, 1998, the Company established a strategic relationship with H&Q Venture Associates, L.L.C., a California limited liability company ("Venture Associates"). Venture Associates is an independent venture capital organization owned and managed by former employees of Hambrecht & Quist that provides fund management services to the Company and to outside parties. H&Q has profit participation interests of varying percentages in the investment funds and partnerships managed by Venture Associates and in those managed by WR
Hambrecht & Co., L.L.C., a California limited liability company, which investment funds and partnerships are administered by Venture Associates.

     SOLE PURPOSE INVESTMENT PARTNERSHIPS AND DIRECT STRATEGIC INVESTMENTS

     Since 1992, the Company has made venture capital and mezzanine investments by means of limited partnerships that are each formed for the sole purpose of enabling the Company, its senior employees and others to invest in a specific private company. Effective July 1, 1998, the Company commenced making its portion of such investments side-by-side the individual investment partnerships. The Company receives no management fees in connection with such investments, but it receives an up-front load and participates in any profits of the partnerships. Certain of the Company's professionals share in the profit participation of each partnership based on their specific contribution in identifying, structuring and monitoring the partnership's investment. In fiscal 1998, approximately $59.2 million was invested in such partnerships formed by the Company, of which $12.2 million was invested by the Company. Following the formation of Venture Associates, $4.0 million was invested by the Company side-by-side with sole purpose investment partnerships and $2.1 million was invested by the Company in partnerships established and managed by Venture Associates.

     Since the mid-1980s, and in addition to the sole purpose investment partnerships, the Company has, from time to time, invested solely for its own account in private companies that offer a strategic and financial opportunity. The Company in recent years has also invested capital and obtained minority, non-controlling interests in a number of complementary asset-management organizations.

     STRATEGIC AND SPECIALTY FUNDS

     The following listing summarizes the Company's active and specialty funds as of September 30, 1998:

     HAMBRECHT & QUIST CAPITAL MANAGEMENT. In 1987, the Company formed Hambrecht & Quist Capital Management Incorporated ("Capital Management") to make and manage investments in publicly traded and privately held companies principally engaged in the development, production or distribution of products or services generally related to scientific advances in healthcare, agriculture and environmental management. Capital Management manages two publicly traded closed-end mutual funds: H&Q Healthcare Investors (NYSE:HQH) and H&Q Life
Sciences Investors (NYSE:HQL). At September 30, 1998, these funds had combined net assets of approximately $258 million, of which approximately 22.3% was comprised of venture capital and other investments subject to resale restrictions. Capital Management is compensated solely on the basis of management fees as a percentage of assets under management. Capital Management is wholly owned by H&Q.

     H&Q SERV*IS PARTNERS, L.P. In February, 1997, Hambrecht & Quist formed a limited partnership with Johnson & Johnson ("J&J") that invests in healthcare service and healthcare information technology companies strategic to J&J's interests. J&J has committed $15 million in capital with an option to commit an additional $15 million and the Company has committed $2.5 million in capital with an option to commit an additional $2.5 million. The Company receives an annual management fee based on a capital commitment of $30 million by J&J and participates in any profits of the partnership. Certain of the Company's venture capital and private equity professionals share in the profit participation.

     EUCALYPTUS VENTURES L.P. In April 1998, Hambrecht & Quist served as a sponsor for Eucalyptus Ventures L.P., an approximately $55 million venture capital fund formed to invest in Israeli and Israeli-related growth companies. The Company and one of its affiliates holds 5% of the limited partnership interests of Eucalyptus Ventures L.P. and is a member of its general partner.

     ASIA PACIFIC. Asia Pacific was established in 1985 to provide financial advisory and fund management services to investors and entrepreneurs throughout the Asia Pacific region. Hambrecht & Quist holds a minority, non-controlling interest in Asia Pacific's management entities and is entitled to certain participations in the profits of existing and future Asia Pacific funds.

     In addition, the Company holds an economic interest in four funds managed by Venture Associates: Adobe Ventures, L.P., Adobe Ventures II, L.P., TI Ventures L.P. and TI Ventures II L.P.

     ASSET-BASED FINANCING AND MEZZANINE INVESTMENTS

     HAMBRECHT & QUIST GUARANTY FINANCE. In 1983, the Company established the entity that became Guaranty Finance to provide equipment leasing to emerging technology companies. In January 1998, Transition Capital, a provider of bridge loans and mezzanine financing to emerging growth companies, was merged into Guaranty Finance. Today, Guaranty Finance provides financings for private and public emerging technology, biotechnology and healthcare companies, in the form of secured loans, working capital lines of credit secured by accounts receivable and inventory, equipment and tenant improvements leases, and in limited instances invests in preferred stock of client companies. In addition to receiving payments on loans and leases, Guaranty Finance may receive fees or purchase warrants from its client companies at the time it enters into transactions. Guaranty Finance seeks to obtain financial returns through interest and lease income, fees and the receipt of warrants, or rights to convert loans into equity. Guaranty Finance's current portfolio of financings aggregated approximately $44.4 million at September 30, 1998. H&Q California is a member of Guaranty Finance with an 87.5% interest, and individuals active in the management of Guaranty Finance are members with an aggregate 12.5% interest.

ACCOUNTING, ADMINISTRATION AND OPERATIONS

     H&Q's accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, compliance with regulatory and legal requirements, office and personnel services, the Company's information technology and telecommunications systems, and the processing of the Company's securities transactions. The Company's employees perform most of these functions. With the exception of payroll processing, which is performed by an outside service bureau, all data processing functions are performed by the Company's information technology department. The Company believes that future growth will require implementation of new and enhanced communications and information systems, the training of its personnel to operate such systems and addressing potential adverse effects to such systems related to the date change in the year 2000. Any difficulty or significant delay in the implementation or operation of new systems, the training of personnel, or adequately addressing the year 2000 issue could adversely affect the Company's ability to manage growth. See "Factors Affecting the Company's Business, Operating Results and Financial Condition Risks Associated with Management of Growth and - Risks of Systems Failures."

     Lewco acts as a clearing broker and depository for the Company. A portion of Lewco's expenses, net of certain revenues, are reimbursed by the Company based on the level of transactions processed on behalf of the Company.

COMPETITION

     The securities business is intensely competitive. Many of the Company's competitors have greater capital, financial and other resources than the Company. The Company competes worldwide for growth-oriented institutional investor clients and for United States underwritings of equity offerings by emerging growth companies in H&Q's areas of focus. The Company competes for venture capital and private equity and other principal investment opportunities in the United States through wholly owned subsidiaries and internationally through entities in which it holds minority interests.

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

EMPLOYEES

     At September 30, 1998, the Company had a total of 827 employees, of whom 88 were engaged in research, 184 in investment banking, 340 in sales and trading, 39 in venture capital, private equity, principal investment and money management activities and 176 in accounting, administration and operations. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

REGULATION

     H&Q's business and the securities industry in general are subject to extensive regulation in the United States at both the federal and state level, as well as by industry self-regulatory organizations ("SROs"). Its business also is subject to regulation by various foreign governments and regulatory bodies.

     In the United States, a number of federal regulatory agencies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The Securities and Exchange Commission (the "SEC") is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States, and the Board of Governors of the Federal Reserve System promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other United States institutions. Broker-dealers and investment advisers are subject to registration and regulation by state securities regulators in those states in which they conduct business. Industry SROs, each of which has authority over the firms that are its members, include the National Association of Securities Dealers, Inc. ("NASD"), the New York Stock Exchange ("NYSE") and other securities exchanges.

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

     As a result of federal and state registration and SRO memberships, H&Q LLC and Lewco are subject to overlapping schemes of regulation which cover all aspects of their securities business. Such regulations cover matters including capital requirements, the use and safekeeping of customers' funds and securities, record keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent the improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation including in some instances "suitability" determinations as to certain customer transactions, limitations in the amounts that may be charged to customers, timing of proprietary trading in relation to customers' trades and disclosures to customers.

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

     In 1996, the SEC filed and simultaneously settled a disciplinary case against the NASD and filed a report setting out the SEC's findings in detail. The SEC's case concerned the NASD's enforcement oversight of Nasdaq, and the settlement calls for a number of changes to Nasdaq's operations. In addition, the SEC adopted new order-execution rules, including rules applicable to dealers' handling of customer limit orders on Nasdaq. The application of these rules was phased in during 1997. Further changes relating to the operations of Nasdaq have been proposed and filed with the SEC. The Company is unable to predict the outcome of any of the changes or proposed changes to Nasdaq, certain of which could adversely affect the Company's operating results. Although the SEC's investigation of Nasdaq trading practices has been settled with respect to the NASD, it remains open for enforcement action against others, including Nasdaq market-makers such as the Company, and their employees.

     H&Q LLC, Capital Management and two other subsidiaries, Atlantic Investment Advisers, Inc. and H&Q Venture Management, L.L.C., are registered as investment advisers with the SEC and have notice filings in several states. As investment advisers registered with the SEC, each is subject to the requirements of the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and the SEC's regulations thereunder, as well as state securities laws and regulations. Such requirements relate to, among other things, limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. In addition, Capital Management and the mutual funds it manages are subject to the requirements of the Investment Company Act of 1940 and the SEC's regulations thereunder.

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

     In addition to being regulated in the United States, the Company's business is subject to regulation by various foreign governments and regulatory bodies. H&Q LLC is registered with and subject to regulation by the Ontario Securities Commission, the Securities and Futures Authority of the United Kingdom pursuant to the United Kingdom Financial Services Act of 1986, and the Ministry of Finance, Tokyo, Japan. Foreign regulation governs all aspects of the investment business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, record-keeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures. In addition, Hambrecht & Quist Asset Management Ltd., a subsidiary of the Company, is a member of and is subject to regulation by the Investment Management Regulatory Organization Limited in the United Kingdom, which regulates all aspects of its investment advisory business. H&Q Euromarkets, a subsidiary of the Company, is a broker-dealer registered in France and is also subject to regulation by the Societe du Nouveau Marche, Societe de Bourse Francaise, Banque de France and La Commission d'Operation de Bourse, and is an approved person of the NYSE.

     In connection with the Company's venture capital and private equity activities, H&Q, its affiliates and the investment funds which they manage are relying on exemptions from registration under the Advisers Act, the Investment Company Act of 1940, as amended, state securities laws and the laws of various foreign countries. Failure to meet the requirements of any such exemptions could have a material adverse effect on the manner in which the Company, its affiliates and the investment funds carry out their investment activities and on the compensation received by the Company and its affiliates from the investment funds.

     Additional legislation and regulations, including those relating to the activities of broker-dealers and investment advisers, changes in rules promulgated by the SEC or other United States or foreign governmental regulatory authorities and SROs or changes in the interpretation or enforcement of existing laws and rules may adversely affect the manner of operation and profitability of the Company. H&Q's businesses may be materially affected not only by regulations applicable to it as a financial market intermediary, but also by regulations of general application. For example, the volume of H&Q's underwriting, merger and acquisition, or venture capital and private equity activities in any year could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

NET CAPITAL REQUIREMENTS

     As broker-dealers registered with the SEC and member firms of the NYSE and/or the NASD, H&Q LLC and Lewco are each subject to the capital requirements of the SEC, the NYSE and/or the NASD. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that each firm is required to maintain and also limit the amount of leverage that each firm is able to obtain in its respective business.

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

     Compliance with regulatory capital requirements could limit those operations of H&Q LLC and Lewco that require the intensive use of capital, such as underwriting and trading activities, and financing of customer account balances, and also could restrict the Company's ability to withdraw capital from its affiliated broker-dealers, which in turn could limit its ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock.

     The Company believes that at all times H&Q LLC and Lewco have been in compliance in all material respects with the applicable minimum capital rules of the SEC, the NYSE, and the NASD. As of September 30, 1998, H&Q LLC was required to maintain minimum net capital, in accordance with SEC rules, of approximately $4.0 million and had total net capital of approximately $50.5 million, or approximately $46.5 million in excess of the amount required. Lewco also computes its minimum net capital requirement under the alternative method. As of September 30, 1998, Lewco was required to maintain minimum net capital of $250,000. Lewco's total net capital on that date was approximately $16.6 million. H&Q Euromarkets is also subject to the net capital requirements of its applicable regulatory agency and as of September 30, 1998, was in compliance with all applicable regulatory capital adequacy requirements.

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

     For information concerning risks associated with significant competition and with potential losses from litigation and potential liability under securities laws see "- Competition" and "Item 3 - Legal Proceedings."

     RISK OF REDUCED REVENUES DURING PERIODS OF DECLINING PRICES OR REDUCED ACTIVITY IN MARKET FOR EMERGING GROWTH COMPANY SECURITIES

     The Company's revenues are likely to be lower during periods of declining prices or inactivity in the market for growth company securities due to the Company's focus on serving growth companies and their investors. The Company's business is particularly dependent on the market for equity offerings by companies in the technology, healthcare, business information, outsourcing and healthcare services and branded consumer industries. These markets have historically experienced significant volatility not only in the number and size of equity offerings, but also in the after-market trading volume and prices of newly issued securities. In addition, the number of major investors and the size of managed funds in the market for growth company securities is smaller than in many other industrial sectors. This concentration produces higher volatility in the number and size of corporate financing transactions conducted by emerging growth companies as compared to companies in other industries, and higher volatility in the volume of after-market trading of growth company securities.

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

     RISKS OF LOSSES DUE TO REGIONAL CONCENTRATION OF EMERGING GROWTH COMPANIES

     As a result of the high proportion of venture capital invested in emerging growth companies in California, H&Q's underwriting clients have to date been concentrated in California. A natural disaster or significant economic downturn in any state in which companies within the industries served by the Company are concentrated could substantially reduce the Company's revenues. Approximately 46% of the companies for which H&Q served as manager or co-manager of a public offering during fiscal 1998 had principal offices located in California. Any adverse effect on emerging growth industries concentrated in California, or, to a lesser extent, in other states in which emerging growth technology, healthcare or service companies are also concentrated could also reduce the Company's underwriting and brokerage business.

     RISK OF REDUCED REVENUES DUE TO DECLINE IN TRADING OF GROWTH COMPANY SECURITIES

     The Company's revenues from brokerage transactions are generally substantially lower when trading activities of securities of emerging growth companies declines or when the stock market declines generally. H&Q derives a significant portion of its revenues from brokerage transactions related to the securities of growth companies. In the past, revenues from such brokerage transactions have declined when the volume of trading on Nasdaq or NYSE declined, or industry sectors or individual companies reported results below investors' expectations. See "-Investment Banking" and " -Sales and Trading."

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

     DEPENDENCE ON ABILITY TO RETAIN AND RECRUIT PERSONNEL

     The Company's business is dependent on the highly skilled, and often highly specialized, individuals it employs. Retention of research, investment banking, sales and trading, venture capital and private equity, money management and administrative professionals is particularly important to the Company's prospects. Hambrecht & Quist's strategy is to establish relationships with its prospective corporate clients in advance of any transaction and to maintain such relationships over the long term by providing advisory services to corporate clients in equity, convertible debt and merger and acquisition transactions. Research professionals contribute significantly to the Company's ability to secure a role in managing public offerings.

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

     LIMITATIONS OF EMPLOYEE RETENTION MECHANISMS. The Company depends on many key employees, including its managing directors, and in particular on its senior executive officers. The loss of any key employee could materially and adversely affect the Company. While Hambrecht & Quist generally does not have employment agreements with its employees, it attempts to retain its employees with incentives such as long-term deferred compensation plans, the issuance of Company stock subject to continued employment and the grant of options to buy Company stock that vest over a number of years of employment. These incentives, however, may be insufficient in light of the increasing competition for experienced professionals in the securities industry, particularly if the Company's stock price declines or fails to appreciate sufficiently to be a competitive source of a portion of professional compensation. See "-Competition."

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

     RISKS ASSOCIATED WITH FEDERAL, STATE AND FOREIGN REGULATION

     The securities industry and the business of the Company are subject to extensive regulation in the United States by the SEC, state securities regulators and other governmental regulatory authorities. The business of the Company also is regulated in the United States by industry SROs, including the NASD, the NYSE and other exchanges. In addition, the business of the Company is subject to regulation by governmental authorities and SROs in other countries or territories in which the Company and entities in which it is an investor operate, including France, Hong Kong, Israel, Japan, Malaysia, the Philippines, Singapore, Taiwan, Thailand and the United Kingdom. The Company's international operations also require compliance with the United States Foreign Corrupt Practices Act. See "Legal Proceedings" and "-Regulation."

     POTENTIAL LIMITS ON OPERATIONS DUE TO NET CAPITAL REQUIREMENTS. As a registered broker-dealer and member of the NYSE, H&Q LLC is subject to the net capital rules of the SEC, NYSE and NASD. These rules, which specify minimum net capital requirements for registered broker-dealers and NYSE and NASD members, are designed to assure that broker-dealers maintain adequate regulatory capital in relation to their liabilities and the size of their customer business. These requirements have the effect of requiring that at least a substantial portion of a broker-dealer's assets be kept in cash or highly liquid investments. Compliance with the net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities. These rules also could restrict the Company's ability to withdraw capital from H&Q LLC even in circumstances where H&Q LLC has more than the minimum amount of required capital. See "-Net Capital Requirements."

     COMPLIANCE WITH VENTURE CAPITAL AND PRIVATE EQUITY REGULATIONS. In connection with the Company's venture capital and private equity activities, H&Q and its affiliates, as well as the investment funds that they manage, are relying on exemptions from registration under the Advisers Act, the Investment Company Act of 1940, as amended, state securities laws and laws of various foreign countries. Failure to meet the requirements of any such exemptions could have a material adverse effect on the manner in which the Company, its affiliates and the investment funds they manage carry out their investment activities and on the compensation received by the Company and its affiliates from the investment funds.

     RISK OF PENALTIES DUE TO NONCOMPLIANCE. Compliance with many of the regulations applicable to the Company involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. In the event of non-compliance by H&Q LLC with an applicable regulation, governmental regulators and SROs may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer or investment adviser, the suspension or disqualification of the broker-dealer's officers or employees or other adverse consequences. The Company has been subject to proceedings and sanctions by such entities in the past and expects to be subject to such proceedings in the future. The imposition of any future penalties or orders on H&Q LLC could have a material adverse effect on the Company's operating results and financial condition. See "-Regulation."

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

     NASDAQ ANTITRUST LITIGATION. Much of the Company's underwriting and market-making business involves securities traded on Nasdaq. Nasdaq's operations have been the subject of extensive scrutiny in the media and by government regulators, including by the Antitrust Division of the United States Department of Justice. This scrutiny has included allegations of collusion among Nasdaq market-makers. In July 1996, H&Q LLC and 23 other Nasdaq market-makers entered into a Stipulation and Order with the Department of Justice in which they agreed not to engage in any collusive activities relating to prices, quotes or spreads in Nasdaq-traded securities. See "Legal Proceedings -Nasdaq Antitrust Litigation."

     POTENTIAL ADVERSE EFFECTS OF CHANGES IN NASDAQ OPERATIONS. In 1996, the SEC filed and simultaneously settled a disciplinary case against the NASD and filed a report setting out the SEC's findings in detail. The SEC's case concerned the NASD's enforcement oversight of Nasdaq, and the settlement calls for a number of changes to Nasdaq's operations. In addition, the SEC adopted new order-execution rules, including rules applicable to dealers' handling of customer limit orders on Nasdaq. The application of these rules was phased in during 1997. Further changes relating to the operations of Nasdaq have been proposed and filed with the SEC. The Company is unable to predict the outcome of any of the changes or proposed changes to Nasdaq, certain of which could adversely affect the Company's operating results. Although the SEC's investigation of Nasdaq trading practices has been settled with respect to the NASD, it remains open for enforcement action against others, including Nasdaq market-makers such as the Company, and their employees.

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

     RISKS ASSOCIATED WITH PRINCIPAL INVESTMENT ACTIVITIES

     The Company uses a portion of its own capital in a variety of principal investment activities, each of which involves risks of illiquidity, loss of principal and revaluation of assets. At September 30, 1998, the Company's principal investments represented $75.8 million invested in non-marketable securities, venture capital funds and investment partnerships and $53.9 million invested in marketable securities. The Company purchases equity securities and, to a lesser extent, debt securities, in venture capital and other high risk financings of early-stage, pre-public or "mezzanine stage" and turnaround companies. The Company also provides asset-based financing and purchases equity securities as part of bridge or mezzanine financing transactions. The Company's nonmarketable investments at September 30, 1998 were valued at $75.8 million, and the report of the Company's independent public accountants on the Company's consolidated financial statements includes a statement regarding the inherent uncertainty of valuation of the Company's nonmarketable investments. The Company's investments, like its other activities, are concentrated in a small number of industries and companies, and the companies in which the Company has invested as principal face rapidly changing and highly competitive environments, increasing the risks of illiquidity and loss of principal, and creating risks associated with asset revaluation as market conditions change. In addition, the management of principal investments often requires substantial attention from the Company's professionals, particularly if the entity in which the Company has invested experiences financial difficulties, a restructuring or a sale.

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

     RISK OF LOSS OF CAPITAL INVESTED IN PRINCIPAL TRANSACTIONS. The Company also risks the loss of capital it has invested as a principal. The companies in which H&Q invests often rely on new or developing technologies or novel business models, or concentrate on markets which have not yet developed and may never develop sufficiently to support successful operations. Companies supported by venture capital and private equity have a high incidence of operating losses and business failure, which typically results in loss of capital invested. Companies to which H&Q provides mezzanine financing often require substantial cash to support their operations, risking loss of H&Q's principal if the company in which H&Q has invested is unable to raise additional capital through an initial public offering of its securities. If a business that has received asset-based financing from H&Q fails, H&Q will be required to repossess collateral, which may not be salable at a price equal to H&Q's initial investment. The entities in which H&Q invests as a principal often are unable to obtain conventional financing. The equity securities that H&Q receives will be subordinate to the issuer's debt, may also be subordinate to other classes of equity and typically will not provide dividend income. Debt securities purchased by H&Q may rank subordinate to other debt of the issuer. There can be no assurance that H&Q will not experience significant losses as a result of its principal investment activities. A material loss of capital would adversely affect H&Q's operating results and financial condition.

     VOLATILITY OF PRINCIPAL INVESTMENTS; ADJUSTMENTS TO CARRYING VALUE. H&Q may be required to mark up or mark down the value of its principal investments as a result of industry- or company-specific factors over which H&Q has no control. Publicly traded securities held as principal investments, which at September 30, 1998 aggregated $53.9 million, are subject to significant volatility, increasing the risk of a mark-down as a result of a decline in market prices generally or the price of the particular security. If a significant mark-down of a material asset were to occur in the future, the Company's operating results and financial condition would be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations
-Overview" and Notes 2 and 7 of Notes to Consolidated Financial Statements -September 30, 1998.

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

     RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH

     Over the past several years, the Company has experienced significant growth in its business activities and the number of its employees. This growth has required and will continue to require increased investment in management personnel, financial and management systems and controls, and facilities, which, in the absence of continued revenue growth, would cause the Company's operating margins to decline from current levels. In addition, as is common in the securities industry, the Company is and will continue to be highly dependent on the effective and reliable operation of its communications and information systems. The Company believes that it will be required to implement new and enhanced communications and information systems and train its personnel to operate such systems. Any difficulty or significant delay in the implementation or operation of existing or new systems or the training of personnel could adversely affect the Company's ability to manage growth. See "-Accounting, Administration and Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     In addition, the Company and Lewco both utilize software and related technology that will be affected by the date change in the year 2000. Any failure by the Company or Lewco to adequately address the date change could have a material adverse effect on the Company's financial condition and operations. The failure to correct a material year 2000 issue could result in the interruption in, or a failure of, certain normal business activities or operations of the Company or expose it to third party liability. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 issue, resulting in part from the uncertainty of the year 2000 readiness of third party suppliers and customers and the interconnection of businesses, the Company cannot ensure its ability to timely and cost effectively resolve problems associated with the year 2000 issue that may affect its operations or business and is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity and financial condition. The Company's year 2000 plan is expected to significantly reduce the Company's level of uncertainty about the year 2000 issue, and in particular about the year 2000 compliance and readiness of its material third parties. The Company believes that, with the completion of the plan as scheduled, the possibility of significant interruptions of normal operations should be reduced. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview-Matters Related to the Year 2000."

     DEPENDENCE ON AVAILABILITY OF CAPITAL AND FUNDING

     A substantial portion of the Company's total assets consists of highly liquid marketable securities and short-term receivables arising from securities transactions. The funding needs of the Company to date have been satisfied from internally generated funds and paid-in capital. In addition, the Company borrows limited amounts on a collateralized basis from a bank to support the activities of its Executive Financial Services group. There can be no assurance that adequate financing to support the Company's businesses will be available in the future on attractive terms, or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview" and "-Liquidity and Capital Resources."

     RISK OF POTENTIAL CONFLICTS OF INTEREST

     Executive officers, directors and employees of the Company from time to time invest, or receive a profit interest, in investments in private or public companies or investment funds in which the Company, or an affiliate of the Company, is an investor or for which the Company carries out investment banking assignments, publishes research or acts as a market-maker. In addition, the Company has in the past organized and may in the future organize businesses, such as Guaranty Finance, in which employees of H&Q acquire minority interests. There is a risk that, as a result of such investment or profits interest, a director, officer or employee may take actions which would conflict with the best interests of Hambrecht & Quist. See "-Venture Capital, Private Equity and Principal Investment Activities" and "Certain Relationships and Related Transactions" incorporated by reference to Item 13 of this report on Form 10-K.

     CONTROL OF THE COMPANY; ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER PROVISIONS

     As of December 21,  1998,  the  Company's  current  executive  officers and directors beneficially owned approximately 21.3% of the outstanding common stock. Accordingly, these stockholders, if they were to act as a group, may be able to influence the election of all of the Company's directors, increase the authorized capital and otherwise control the policies of the Company. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of shares of Preferred Stock, while potentially providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the provisions of
Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company. Certain provisions of the Company's Certificate of Incorporation and Bylaws, including provisions that provide for the Board of Directors to be divided into three classes to serve for staggered three-year terms, may have the effect of delaying or preventing a change of control of the Company, which could adversely affect the market price of the Company's common stock.

ITEM 2. PROPERTIES

     The Company's principal executive offices in San Francisco, California occupy approximately 175,000 square feet under leases which terminate December 31, 2005, subject to a 5-year extension option for the majority of the space. In addition, the Company occupies approximately 23,000 square feet in a second facility in San Francisco under a sublease which terminates on June 30, 2000 and a successor lease which expires on December 31, 2003. The Company also leases approximately 49,000 square feet in New York, New York, under a lease expiring in 2007; approximately 26,000 square feet in Boston, Massachusetts, under a lease expiring in 2008, approximately 1,800 square feet in San Diego, California, under a lease expiring in 1999; approximately 8,800 square feet in Newport Beach, California, under a sublease expiring in 2000, and approximately 2,500 square feet in London, England, under a lease expiring on March 30, 1999. The Company believes that its present facilities, together with its current options to extend lease terms and occupy additional space, are adequate for its current and projected needs.

ITEM 3. LEGAL PROCEEDINGS

     OVERVIEW

     Many aspects of the Company's business involve substantial risks of liability. An underwriter is exposed to substantial liability under federal and state securities laws, other federal and state laws, and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel.

     In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. The Company has been active in the underwriting of initial public offerings (IPOs) and follow-on offerings of the securities of emerging and mid-size growth companies, which often involve a higher degree of risk and often are more volatile than the securities of more established companies. In comparison with more established companies, such emerging and mid-size growth companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits than more established companies, and to become insolvent. Each of these factors increases the likelihood that an underwriter of an emerging or mid-size growth company's securities will be required to contribute to any judgment or settlement of a securities lawsuit.

     The plaintiffs' attorneys in securities class action lawsuits frequently name as defendants in lawsuits the managing underwriters of a public offering. H&Q LLC is named a defendant in a number of class action lawsuits relating to public offerings in which it served as a managing underwriter. In addition, H&Q LLC is currently directly or indirectly subject to over 13 shareholder class action lawsuits relating to public offerings in which H&Q LLC served as a member of the underwriting syndicate but not as a managing underwriter. Plaintiffs' attorneys also name as defendants investment banks which provide advisory services in merger and acquisition transactions. The Company anticipates that additional securities class action lawsuits naming H&Q LLC as a defendant will be filed from time to time in the future, particularly in light of the increased number of public offerings H&Q LLC has underwritten and the increased number of merger and acquisition transactions in which H&Q LLC provided advisory services in recent years and the fact that the securities sold in certain of such public offerings have experienced or may in the future experience significant declines in market value. In such lawsuits, all members of the underwriting syndicate typically are included as members of a defendant class and/or are required by law, or pursuant to the terms of the underwriting agreement, to bear a portion of any expenses or losses (including amounts paid in settlement of the litigation) incurred by the underwriters as a group in connection with the litigation, to the extent not covered by the indemnification obligation of the issuer of the securities underwritten. H&Q LLC has on occasion participated in settlements of these types of lawsuits by making payments to the plaintiff class. There can be no assurance that the Company or H&Q LLC will not find it necessary to make substantial settlement payments in the future. The Company has agreed to indemnify H&Q LLC against any expense or liability it may incur in connection with any such lawsuits.

     If the plaintiffs in any suits against the Company were to successfully prosecute their claims, or if the Company were to settle such suits by making significant payments to the plaintiffs, the Company's operating results and financial condition could be materially and adversely affected. In addition, the Company's charter documents allow indemnification of the Company's officers, directors and agents to the maximum extent permitted under Delaware law. The Company has entered into indemnification agreements with certain of these persons. The Company has been and in the future may be the subject of indemnification assertions under these charter documents or agreements by officers, directors or agents of the Company who are or may become defendants in litigation.

     In addition to these financial costs and risks, the defense of litigation has, to a certain extent, diverted, and is expected to divert in the future, the efforts and attention of the Company's management and staff. The amount of time which management and other employees are required to devote in connection with the defense of litigation could be substantial and might materially divert their attention from other responsibilities within the Company. Securities class action litigation in particular is highly complex, and can extend for a protracted period of time, thereby consuming substantial time and effort of the Company's management and substantially increasing the cost of such litigation. Further, the laws relating to securities class actions and other litigation against securities firms are currently in a state of flux. The eventual impact of the Private Securities Litigation Reform Act of 1995 and the Securities Litigation Uniform Standards Act of 1998 on securities class action litigation is not known.

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

     An adverse resolution of any pending or future lawsuits against H&Q LLC or the Company could materially affect the Company's operating results and financial condition.

     Set forth below are summaries of certain pending litigation matters to which H&Q LLC is a party. The Company believes that the resolution of such matters and the other pending litigation matters to which the Company is a party will not have a material adverse effect on the Company's operating results or financial condition.

     ASPEC TECHNOLOGY, INC. SECURITIES LITIGATION

     Beginning in June 1998, several shareholder class action lawsuits were filed against Aspec Technology, Inc. and others in Santa Clara County Superior Court in California. At least three such actions name H&Q as a defendant. NEUMAN
V. ASPEC TECHNOLOGY, INC. ET AL., No. CV775089, JONAS V. ASPEC TECHNOLOGY, INC., ET AL., No. CV775037 and RESSLER, ET AL. V. ASPEC TECHNOLOGY, INC., No. CV776083. The complaints allege that the defendants violated California state laws by making false and misleading statements in course of Aspec's April 27, 1998 IPO, of which H&Q was the lead manager, and thereafter. The defendants have not yet responded to the complaints.

     CYBERMEDIA, INC. SECURITIES LITIGATION

     On March 19, 1998, a purported class action complaint was filed against H&Q, one of its research analysts and others in California state court in Los Angeles on behalf of persons who purchased the common stock of CyberMedia, Inc. between March 31, 1997 and March 12, 1998. BROWN V. CYBERMEDIA, INC. ET AL., Los Angeles Superior Court, No. BC187898. The complaint alleges that CyberMedia, certain of its officers and directors and others engaged in a conspiracy to inflate the price of CyberMedia stock during the class period. The complaint alleges that the defendants each violated California Corporations Code Sections 25400/25500; California Civil Code Sections 1709-1710; and California Business & Professions Code Section 17200.

     The court granted plaintiffs' motions for consolidation of the pending federal court actions on June 15, 1998. A Consolidated Amended Complaint was filed on September 11, 1998. IN RE: CYBERMEDIA LITIGATION. CV98-1811CBM (Ex). It is expected that the state court actions will be consolidated as well.

     DAOU SYSTEMS, INC. SECURITIES LITIGATION

     In August 1998, two purported shareholder class action complaints were filed in the United States District Court for the Southern District of California against Daou Systems, Inc., certain of its officers and directors and others, including H&Q. BRODY V. DAOU SYSTEMS, INC., ET AL., Civil No.
98cv1537-E(CGA)   and  KATSMAN  V.  DAOU  SYSTEMS,   INC.,  ET  AL.,  Civil  No.
98cv1575S(LAB). The complaints allege that the defendants violated the anti-fraud provisions of the Securities Exchange Act of 1934 (the "Exchange Act") during the class period of February 13, 1997 to August 14, 1998. H&Q was a co-manager of the company's initial public offering in February 1997 and lead-manager of its follow-on offering in August 1997.

     A case similar to the federal court lawsuits was filed in California State Court on October 15, 1998. WOLFE V. DAOU SYSTEMS, ET AL., San Diego Superior Court, Case No. 724965. The defendants have not yet responded to the either the federal or state complaints.

     EVOLVING SYSTEMS, INC. SECURITIES LITIGATION

     Beginning in June 1998, several shareholder class action lawsuits were filed against Evolving Systems, Inc. and others in the federal district court in Denver, Colorado. The complaints allege that the defendants violated the federal securities laws by, among other things, misrepresenting material facts in the course of the company's May 11, 1998 initial public offering and thereafter. H&Q was a co-manager of the IPO. H&Q is aware of two such lawsuits in which it has been named as a defendant. PAN AMERICAN EXPORT TRADING, INC. V. EVOLVING
SYSTEMS, INC., ET AL., Civil Action No. 98-WY-1343 and SMITH V. EVOLVING SYSTEMS, INC., ET AL., Civil Action No. 98-WY-1376.

     A Consolidated Class Action Complaint was filed on September 18, 1998, alleging violations of the Securities Act and the Exchange Act. Motions to dismiss have been filed and argued.

     GILLET V. GOLDMAN, SACHS & CO. ET AL.; PRAGER V. GOLDMAN, SACHS & CO., ET AL.; HOLZMAN V. GOLDMAN, SACHS & CO., ET AL.

     In November and December 1998, three purported class action lawsuits were filed against twenty-seven securities firms, including H&Q, in the United States District Court for the Southern District of New York. GILLET V. GOLDMAN, SACHS & CO. ET AL., Case No. 98CIV. 7890; PRAGER V. GOLDMAN, SACHS & CO., ET AL., Case No. 98CIV. 8310 and HOLZMAN V. GOLDMAN, SACHS & CO., ET AL., Case No. 98CIV. 8525. In each case, the plaintiff alleges that the defendants conspired to artificially inflate fees charged in connection with the underwriting of initial public offerings of securities in violation of the Sherman Antitrust Act. None of the defendants have responded to any of the complaints.

     INDIVIDUAL, INC. SECURITIES LITIGATION.

     On November 13, 1996, a securities class action lawsuit was filed in the United States District Court for the District of Massachusetts against H&Q LLC and others by purchasers of the common stock of Individual, Inc., a provider of personalized information services. Individual, Inc. Securities Litigation, U. S.
D. C., District of Massachusetts, Master File No. 96-12272-DPW. The complaint alleged, among other things, that the prospectus for the company's March 1996 initial public offering contained misstatements, or failed to make required statements, relating to the company's relationship with its founder and then chief executive officer, whose employment with the company terminated in August 1996. H&Q LLC was a co-manager of the offering. The defendants include the company, certain of its current and former directors and officers, and the underwriters. On February 28, 1997, the plaintiffs filed an Amended Consolidated Complaint. On April 15, 1997, the defendants moved to dismiss the complaint.

     On May 27, 1998, the defendants' motions to dismiss were granted. The district court's decision is on appeal before the United States Court of Appeals for the First Circuit, No. 98-1730.

     LUMISYS, INC. SECURITIES LITIGATION

     On July 9, 1997, a purported class action complaint was filed in the California Superior Court in Santa Clara County against H&Q and others relating to an initial public offering by Lumisys, Inc. in November 1995 that was lead-managed by H&Q. WENGER, ET AL., V. LUMISYS, INC., ET AL., Case No. CV767369. The complaint alleges violations of California state law on the basis of false statements allegedly made by the defendants during the alleged class period of November 15, 1995 through July 11, 1996. On July 10, 1997, a similar complaint was filed in the federal district court in San Jose alleging violations of the Exchange Act. WENGER, ET AL. V. LUMISYS, INC., ET AL., No. C-97 20609 EAI. The defendants demurred to the complaint in the state court case and on December 16, 1997, the court sustained the demurrers, in most respects with leave to amend. In the federal court case, the defendants moved to dismiss the complaint.

     On March 30, 1998, the defendants' motion to dismiss the complaint in the federal court was granted with leave to amend. On May 27, 1998, the plaintiffs filed a First Amended Complaint in the federal court. WENGER, ET AL. V. LUMISYS, INC., ET AL., No. C-97 20609 EAI. The defendants filed a motion to dismiss on July 6, 1998.

     In the state court, an amended complaint was filed, and on May 26, 1998, the court again sustained the defendants' demurrers, with leave to amend. On July 8, 1998, the plaintiffs filed a Second Amended Complaint. WENGER, ET AL. V. LUMISYS, INC., ET AL., Santa Clara County Superior Court, Case No. CV767369. The defendants' demurred to the Second Amended Complaint on August 11, 1998. On December 2, 1998, the underwriters' demurrer was overruled.

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

     On December 29, 1997, the class period was extended through July 17, 1996 and the litigation was settled. H&Q has paid all amounts it was required to pay pursuant to the settlement.

     In addition, allegations of collusion among the market-makers became the subject of investigations by the NASD, the SEC and the Antitrust Division of the Department of Justice ("DOJ"). On July 16, 1996, H&Q LLC and 23 other Nasdaq market makers entered into a Stipulation and Order resolving a civil complaint filed by the DOJ, alleging that they violated Section 1 of the Sherman Act in connection with certain market making practices (UNITED STATES OF AMERICA V. ALEX. BROWN & SONS, ET AL., Civ. No. 96-CV-5313). The complaint alleged that the defendants and other market makers engaged in activities that had the effect of artificially inflating the quoted "inside spread"-i.e., the difference between the best buying price and the best selling price-of certain Nasdaq stocks. In entering into the Stipulation and Order, the parties agreed that the defendants would not agree with other market-makers to set prices, quotes or spreads in Nasdaq securities, or harass, intimidate or refuse to trade with other market-makers for reducing their spread in any Nasdaq security or by reason of the quantity of a Nasdaq security they are willing to trade at its quoted price. In addition, the defendants each agreed, pursuant to the order, to (i) designate an antitrust compliance officer to instruct traders and others concerning the requirements of the proposed order, (ii) create and listen to audio tapes of the portion of a firm's trading activity on Nasdaq and (iii) allow representatives of the DOJ, without pre-arrangement, to appear at a defendant's offices to listen in on trader conversations the firm is taping as they are occurring. The agreement also requires the defendants to pass on complaints of possible violations of the proposed order or taped conversations to the DOJ, and to allow the DOJ to bring civil or criminal contempt charges for willful violations of the order.

     On April 23, 1997, the Court approved the DOJ settlement by granting the DOJ's motion for entry of the Stipulation and Order and the termination of the action. That approval was appealed to the United States Court of Appeals for the Second Circuit by the plaintiffs in the Consolidated Action, acting as intervenors.

     On August 6, 1998, the Second Circuit Court of Appeals affirmed the district court's approval of the DOJ settlement, and the settlement thereafter became final.

     OAK TECHNOLOGY SECURITIES LITIGATION.

     The Company is a defendant in litigation pending in state and federal courts relating to Oak Technology, Inc., a manufacturer of semiconductor chips. Several proposed shareholder class action lawsuits were consolidated in an amended complaint filed on August 14, 1996 in the state Superior Court in Santa Clara County, California (IN RE OAK TECHNOLOGY SECURITIES LITIGATION, No. CV758510). The consolidated complaint alleges, in general, that the Company and others violated the California securities law by issuing false and misleading statements relating to Oak Technology's financial situation during the period from July 27, 1995 through May 22, 1996. H&Q LLC was the lead underwriter of the initial public offering and a follow-on offering of Oak Technology securities in 1995, and made a market and issued research reports with respect to Oak Technology's securities. The other defendants include Oak Technology, certain of its officers and directors and others. On September 13, 1996, the defendants demurred to the consolidated complaint in its entirety. On December 6, 1996, the demurrers were sustained with leave to amend. Plaintiffs filed a second amended complaint on September 22, 1997, which names H&Q, among others, as a defendant and asserts causes of action for violations of California Corporations Code Sections 25400, 25400, Civil Code Sections 1709 and 1710, and aiding and abetting breaches of fiduciary duty and abuses of control by certain other defendants. H&Q and other defendants demurred to this complaint. On December 3, 1997, the demurrers were sustained as to all causes of action except the claim under California Corporations Code Section 25400.

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

     On January 28, 1998, H&Q filed an answer denying the allegations that remain against it in the state court case (IN RE OAK TECHNOLOGY SECURITIES LITIGATION, No. CV758510).

     OMEGA RESEARCH, INC. SECURITIES LITIGATION

     On January 28, 1998, a purported class action complaint was filed against H&Q and others in the federal court for the Southern District of Florida. RHODES
V. CRUZ, ET AL., Civ. No. 98-0174. The allegations concern the initial public offering of Omega Research, Inc., for which H&Q acted as a co-manager. The complaint alleges that during the period from October 4, 1997 to January 6, 1998, the defendants engaged in violations of the Securities Act.

     On June 1, 1998, the plaintiffs filed an amended complaint. On July 1, 1998, the defendants filed a motion to dismiss. RHODES V. CRUZ, ET AL., Civ. No. 98-0174.

     SCHADE V. HAMBRECHT & QUIST GROUP

     On December 2, 1997, separate but similar lawsuits were filed against H&Q and two other investment banks in California Superior Court in Orange County, alleging that these investment banks had engaged in unlawful business practices in violation of California Business & Professions Code Sections 17200 et seq. and purported to sue on behalf of the general public. In each case the plaintiffs sought injunctive relief and substantial but unspecified damages. The case against H&Q was entitled EDWARD A. SCHADE V. HAMBRECHT & QUIST GROUP, Orange County Superior Court, Case No. 787495. The cases alleged that the allocation of shares of initial public offerings to the personal brokerage accounts of corporate executives improperly influenced such corporate executives' decisions with regard to the selection of investment banks to provide investment banking services to their companies.

     On May 4, 1998, H&Q filed a demurrer to the complaint. On September 29, 1998, the state court sustained the demurrers to the Schade complaints without leave to amend. On December 3, 1998, the plaintiffs filed a notice of appeal.

     SS&C TECHNOLOGIES, INC. SECURITIES LITIGATION

     Beginning in March 1997, several purported class action lawsuits were filed against SS&C Technologies, Inc. and others including H&Q relating to the company's initial public offering on May 31, 1996 which was co-managed by H&Q. The litigation has been consolidated in an amended class action complaint filed on July 8, 1997 in the federal court in Connecticut. FEINER ET AL. V. SS&C TECHNOLOGIES, INC., ET AL., Civil Action No. 397CV00656 (SBA). The complaint purports to assert claims under Sections 11, 12(2) and 15 of the Securities Act. It alleges, among other things, that the initial offering price was unreasonable and unfair, and was based solely, primarily, or significantly upon the ability of the underwriters to sell the stock, rather on than the fundamentals of the issuer or market conditions or the demand for similar securities of comparable companies.

     On May 20, 1998, the defendants answered the Consolidated Amended Class Action Complaint. On May 29, 1998, the lead plaintiffs moved for class certification and on September 29, 1998, the underwriter defendants filed an opposition to the plaintiffs' motion for class certification.

     STB SYSTEMS, INC. SECURITIES LITIGATION

     On October 9, 1998, a shareholder class action was filed against STB Systems, Inc. and others, including H&Q, in the County Court at Law No. 1 of Dallas County, Texas. BRODY V. STB SYSTEMS, INC., ET AL. (Citation No.
CC-98-09895-A). The complaint alleges that the defendants are liable for violations of the Securities Act of 1933 and the Texas Securities Act in connection with a follow-on offering on March 20, 1998, which was co-managed by H&Q.
     The defendants have not responded to the complaint.

     STORM TECHNOLOGY, INC. SECURITIES LITIGATION

     On March 14, 1997, a purported class action suit was filed in the California Superior Court in Santa Clara County against Storm Technology, Inc., two of its officers or directors, a shareholder, and H&Q related to the company's initial public offering on September 30, 1996 which was co-managed by H&Q. Goldberg v. Storm Technology, Inc., et al., Santa Clara Superior Court, No. CV764797. The suit alleges, among other things, that the prospectus and H&Q's research reports were false and misleading, and purports to state claims under Sections 25400, 2550, 1507 and 25401 of the California Corporations Code and California Business and Professions Code Sections 17200, et seq., as well as Sections 11 and 12 of the Securities Act. The defendants demurred and the demurrers were sustained, with leave to amend. An amended complaint was filed on October 16, 1997.

     On December 12, 1997, two class action complaints similar to the state court complaint were filed in the United States District Court for the Northern District of California (Goldberg v. Storm Technology, Inc., et al., No. C97-21101, alleging violations of the Securities Act, and Goldberg v. Storm Technology, Inc. et al., No. C97-04516, alleging violations of the Exchange
Act).

     On February 13, 1998, the court consolidated the two federal court actions. Goldberg v. Storm Technology, Inc. et al., Nos. C97-21101 and C98-20186. On March 13, 1998, the underwriters moved to dismiss the consolidated complaints.

     On March 24, 1998, the state court sustained the defendants' demurrer without leave to amend except as to one issue, as to which the demurrer was sustained with leave to amend. An amended complaint was subsequently filed that did not name H&Q as a defendant. Goldberg v. Storm Technology, Inc. et al., Santa Clara Superior Court, No. CV764797.

     In October 1998, Storm Technology filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code; it later voluntarily converted the case to Chapter 7. On November 3, 1998, the federal court granted the defendants' motions to dismiss, and dismissed the complaints with leave to amend. On December 7, 1998, an Amended Class Action complaint was filed against the same defendants, except for Storm.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of December 14, 1998, are as follows:


       NAME              AGE                              POSITION
Daniel H. Case III        41    Chairman and Chief Executive Officer of the Company and H&Q LLC; Director

Patrick J. Allen          36    Chief Financial  Officer of the Company and H&Q LLC;  Managing  Director of
                                H&Q LLC

Todd D. Bakar             34    Managing Director and Director of Research, H&Q LLC

David G. Golden           40    Managing Director and Co-Director of Investment Banking, H&Q LLC

Paul L. Hallingby         52    Vice Chairman, H&Q LLC

John P. Hullar            42    Managing Director and Director of Worldwide Sales, H&Q LLC

Steven N. Machtinger      49    General  Counsel  and  Secretary  of the  Company  and  H&Q  LLC;  Managing
                                Director of H&Q LLC

David M. McAuliffe        49    Chief Operating Officer of the Company and H&Q LLC

Cristina M. Morgan        46    Managing Director and Co-Director of Investment Banking, H&Q LLC

William R. Timken         63    Vice Chairman of the Company and H&Q LLC; Director


     Daniel H. Case III joined the Company in 1981, and was initially an associate and then a principal in the Corporate Finance Department. He also served as Vice President and then a partner in the Venture Capital Department, both in San Francisco and in London. In 1983, he co-founded the business which became Hambrecht & Quist Guaranty Finance. Mr. Case rejoined Corporate Finance in 1986 as co-director of mergers and acquisitions, and became Managing Director and head of Investment Banking in December 1987. In October 1989, he was elected Executive Vice President and in October 1991, he was elected to the Board of Directors of the Company. In April 1992, he was elected President and Co-Chief Executive Officer. He became Chief Executive Officer in October 1994 and Chairman of the Board of Directors in January 1998. Mr. Case also serves as a director of Rational Software Corporation, a maker of object-oriented software development tools, Electronic Arts Inc., a global interactive entertainment software company, AMB Property Corporation, a real estate company, the National Science and Technology Medal Foundation and the Bay Area Council. He has a B.A. in Economics and Public Policy from Princeton University and studied management at the University of Oxford as a Rhodes Scholar.

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

     Todd D. Bakar joined Hambrecht & Quist in 1987 as a Research Associate. In 1989, Mr. Bakar was promoted to Research Analyst in the Technology sector. Mr. Bakar was named a Managing Director in 1994 and was named Director of Technology Research in 1997. In November 1998, Mr. Bakar was named Director of Research. He holds a B.A. from the University of California, Berkeley.

     David G. Golden joined Hambrecht & Quist in 1988. Mr. Golden was named Co-Director of Mergers and Acquisitions in 1992 and was named Director of Mergers and Acquisitions in 1995. In 1998, Mr. Golden was named Co-Director of Investment Banking. From 1984 through 1987, Mr. Golden was employed as an Associate at the law firm of Davis Polk & Wardwell in New York and London, where he practiced corporate finance and securities law. Mr. Golden received his A.B. degree from Harvard University (magna cum laude, Phi Beta Kappa), and a J.D. degree from Harvard Law School, where he was an editor of the Harvard Law Review. Mr. Golden is a member of the Rockefeller University Council.

     Paul L. "Barney" Hallingby joined the Company in 1983 as an institutional salesman. He was named Managing Director of the Research Department in June 1988 and was elected Executive Vice President in October 1990. In July 1992, he became Managing Director of Sales and Trading, and in October 1994, he became Managing Director of Institutional Equity. In March 1998, Mr. Hallingby was named Vice Chairman of Hambrecht and Quist, principally responsible for trading, convertibles, and the growth of the firm's European operation. He holds a B.A. in Political Science from the University of Pennsylvania and an M.B.A. in Finance from Columbia University.

     John P. Hullar joined Hambrecht & Quist in 1996, with more than 16 years in the financial services business. Before joining Hambrecht & Quist, Mr. Hullar worked at Morgan Stanley for 11 years, in Institutional Sales in New York and in management positions in Research and Sales in Tokyo and London. Upon joining H&Q in San Francisco, he assumed his current position as Managing Director and Director of Worldwide Sales where he oversees all aspects of U.S. and International Institutional Sales and Accounts, Executive Financial Services and Venture Services Sales. Mr. Hullar holds a B.A. from Yale University and attended N.Y.U's Stern Business School.

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

     David M. McAuliffe joined the Company in July 1995 as Managing Director and Co-Director of Investment Banking. In September 1996, Mr. McAuliffe was named Chief Administrative Officer of the Company. In March 1998, he was named Chief Operating Officer with day-to-day responsibility for the firm's broker-dealer activities, including research, syndicate, investment banking, sales, trading and administration. Prior to joining the Company, Mr. McAuliffe served in various capacities in the Investment Banking and Merchant Banking divisions of Kidder Peabody & Co., an investment bank, from 1974 to 1995. From April 1992 to May 1995, he served as Kidder Peabody & Co.'s Co-Head of the Global Investment Banking Division. Mr. McAuliffe holds a B.A. in Accounting from Boston College and an M.B.A. from Harvard Business School.

     Cristina M. Morgan joined the Company in 1982 as a research analyst, became a principal in Corporate Finance in 1984 and has been a Senior Vice President of H&Q LLC and its predecessor entity since March 1990. In 1990, Ms. Morgan was elected Managing Director, Technology Equities in Corporate Finance, and in 1992, was named Director of Investment Banking. Since July 1995, Ms. Morgan has been Co-Director of Investment Banking. Ms. Morgan holds a B.S. in Finance and an M.B.A. in Finance from Arizona State University.

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information required by item 5 is incorporated by reference from the information set forth under the heading "Corporate Information - Market Price and Dividend Information" contained in the Company's 1998 Annual Report to Stockholders (the "Annual Report") filed as Exhibit 13.01 to this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

     Information required by item 6 is incorporated by reference from the information set forth under the heading "Selected Financial Data" in the Annual Report filed as Exhibit 13.01 to this Form 10-K.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information required by item 7A is incorporated by reference from the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report filed as
Exhibit 13.01 to this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is set forth in Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors required by Item 10 is incorporated by reference from the information set forth under the headings "Proposal No. 1-Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 24, 1999. Information regarding executive officers found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the information set forth under the heading "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 24, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 24, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the information set forth under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 24, 1999.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are incorporated by reference from the financial statements contained in the Annual Report filed as Exhibit 13.01 to this Form 10-K:

         1.       Financial Statements
                  Consolidated Financial Statements as of September 30, 1997, and 1998 and for the years ended September 30, 1996, 1997 and 1998
                  Notes to  Consolidated  Financial Statements
                  Report of Independent Public Accountants

         2.       Financial Statement Schedules

                  All schedules are omitted because they are not required or the information is shown in the financial statements or notes thereto.

         3.       Exhibits

   EXHIBIT
   NUMBER                                                         EXHIBIT TITLE

  3.01(1)      Registrant's Amended and Restated Certificate of Incorporation (Exhibit 3.01).
  3.02(5)      Registrant's Bylaws, as amended (Exhibit 3.02).
  4.01(1)      Form of Specimen Certificate for Registrant's common stock (Exhibit 4.01).
 10.01(7)      Registrant's 1996 Equity Plan, as amended and restated on December 18, 1997* (Exhibit 10.01).
 10.02(1)      Registrant's 1995 Restricted Stock Plan, 1995 Stock Option Plan, and Hambrecht & Quist, L.P. 1995 Limited
               Partnership Unit Plan* (Exhibit 10.02).
 10.03(1)      Form of Registrant's 1995 Stock Option Plan Nonstatutory Stock Option Agreement* (Exhibit 10.03).
 10.04(1)      Registrant's Savings and Employee Stock Ownership Plan, effective as of October 1, 1994* (Exhibit 10.04).
 10.05(1)      Lease between The Equitable Life Assurance Society of the United States and Hambrecht & Quist L.L.C. (formerly
               Hambrecht & Quist  Incorporated)  dated  January 27, 1988,  as amended (Exhibit 10.05).
 10.06(1)      Assignment of Lease from Apple Computer, Inc. to Hambrecht & Quist L.L.C. dated March 27, 1996 (Exhibit 10.06).
 10.07(1)      Lease between Hambrecht & Quist L.L.C. (formerly Hambrecht & Quist Incorporated) and Rowes Wharf Associates
               dated June 22, 1987, as amended (Exhibit 10.07).
 10.08(1)      Lease,  Riders, and Addenda between 230 Park Avenue Associates and  Hambrecht  & Quist  L.L.C.  (formerly  Hambrecht
               & Quist Incorporated) dated December 1, 1995 (Exhibit 10.08).
 10.09(1)      Employment  Agreement  between  Registrant and Daniel H. Case III, dated June 17, 1996* (Exhibit 10.13).
 10.10(1)      Hambrecht & Quist L.L.C.'s  Operating  Agreement, dated March 6, 1995 (Exhibit  10.14).
 10.11(3)      Registrant's 1996 Bonus and Deferred Sales Compensation Plan, as amended and restated on March 24, 1997*
               (Exhibit 10.15).
 10.12(1)      Master Agreement  between  Hambrecht & Quist L.L.C. (formerly Hambrecht  &  Quist  Incorporated),  Wertheim
               Schroder  & Co. Incorporated,  WSCI Limited  Partnership and Lewco  Securities Corp.,  dated  December 23,  1991, as amended on December 13, 1993 by Amendment  No. 1 and July 5, 1995 by  Amendment  No. 2 (Exhibit (10.16).
 10.13(1)      Clearing  and Other  Services  Agreement  between  Hambrecht & Quist  L.L.C.(formerly  Hambrecht  &  Quist
               Incorporated), Wertheim Schroder & Co. Incorporated, WSCI Limited Partnership and Lewco  Securities  Corp.,  dated
               December  23,  1991, as amended (Exhibit 10.17).
 10.14(1)      Letter Agreement between Registrant and H&Q Asia Pacific, Ltd., dated April 1, 1996 (Exhibit 10.18).
 10.15(1)      Form of Registrant's Indemnification Agreement (Exhibit 10.19).
 10.16(1)      Lease between The Equitable Life Assurance Society of the United States and Hambrecht & Quist L.L.C.(formerly
               Hambrecht & Quist  Incorporated)  dated  November 9, 1988,  as amended (Exhibit 10.20).
 10.17(2)      Amendment No. 3 to Master Agreement between Hambrecht & Quist L.L.C. (formerly Hambrecht & Quist Incorporated),
               Wertheim Schroder & Co. Incorporated, WSCI Limited Partnership and Lewco Securities Corp., effective
               September 30, 1996 (Exhibit 10.21).
 10.18(3)      Consulting Agreement between Hambrecht & Quist L.L.C. and William J. Perry, dated April 1, 1997 (Exhibit 10.22).
 10.19(4)      Sublease between Chevron Real Estate Management Company and Hambrecht & Quist California, dated May 21, 1997
               (Exhibit 10.23).
 10.20(4)      Lease between Pacific Resources Development Inc. and Hambrecht & Quist California, dated June 5, 1997 (Exhibit
               10.24).
 10.21(4)      Amendment  Nos. 6, 7 and 8 to Lease between  Hambrecht & Quist L.L.C. (formerly  Hambrecht & Quist  Incorporated)
               and Rowes Wharf  Associates  dated June 22,  1987,  as amended  (Exhibit 10.25).
 10.22(6)      Credit  Agreement  between  Hambrecht & Quist  California  and Swiss Bank Corporation, dated March 4, 1998
               (Exhibit 10.26).
 10.23         Fourth  Amendment  to  Hambrecht  & Quist  Lease  dated  as of January  27,  1988 and Sixth  Amendment  to
               Hambrecht & Quist Lease dated as of November 9, 1988 between The Equitable  Life Assurance  Society of the United
               States and Hambrecht & Quist L.L.C., dated as of November 27, 1997.
 13.01         Certain   information  from  Registrant's   Annual  Report  to Stockholders  for the year ended  September  30,
               1998 which is incorporated by reference in this Form 10-K.
 21.01(2)      List of Subsidiaries of the Registrant.
 23.01         Consent of Independent Public Accountants.
 27.01         Financial Data Schedule

------------------
*        Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the corresponding exhibit to the Registrant's S-1 Registration Statement in the form declared effective on August 8, 1996, File No. 333-6431.

(2) Incorporated by reference to Registrant's Form 10-K filed for the fiscal year ended September 30, 1996.

(3) Incorporated by reference to Registrant's Form 10-Q filed for the fiscal quarter ended March 31, 1997.

(4) Incorporated by reference to Registrant's Form 10-K filed for the fiscal year ended September 30, 1997.

(5) Incorporated by reference to Registrant's Form 10-Q filed for the fiscal quarter ended December 31, 1997.

(6) Incorporated by reference to Registrant's Form 10-Q filed for the fiscal quarter ended March 31, 1998.

(7) Incorporated by reference to the corresponding exhibit to the Registrant's S-8 Registration Statement filed on June 16, 1998, File No. 333-56957.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of December, 1998.

                                    HAMBRECHT & QUIST GROUP


                                    By:   /s/ Daniel H. Case III
                                          ------------------------------
                                          Daniel H. Case III
                                          CHAIRMAN OF THE BOARD AND
                                          CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed by the following persons in the capacities and on the date indicated.

       SIGNATURE                              TITLE                                   DATE
                                  Chairman of the Board and Chief Executive     December 21, 1998
/s/ Daniel H. Case III            Officer and Director (Principal Executive
----------------------------      Officer)
   (Daniel H. Case III)

 /s/ William R. Timken            Vice Chairman of the Board of Directors       December 21, 1998
----------------------------
    (William R. Timken)
                                  Chief Financial Officer                       December 21, 1998
  /s/ Patrick J. Allen            (Principal Financial and Accounting
----------------------------      Officer)
     (Patrick J. Allen)

  /s/ Howard B. Hillman           Director                                      December 21, 1998
----------------------------
      (Howard B. Hillman)

  /s/ William E. Mayer            Director                                      December 21, 1998
----------------------------
      (William E. Mayer)

  /s/ William J. Perry            Director                                      December 15, 1998
----------------------------
     (William J. Perry)

 /s/ Edmund H. Shea, Jr.          Director                                      December 21, 1998
----------------------------
    (Edmund H. Shea, Jr.)

                             HAMBRECHT & QUIST GROUP
                                  EXHIBIT INDEX


EXHIBIT
  NO.                         EXHIBIT TITLE

10.23     Fourth  Amendment  to  Hambrecht & Quist Lease dated as of
          January 27, 1988 and Sixth Amendment to Hambrecht & Quist Lease dated as of November 9, 1988 between The Equitable Life Assurance Society of the United States and Hambrecht & Quist L.L.C., dated as of November 27, 1997.

13.01 Certain information from Registrant's Annual Report to Stockholders for the year ended September 30, 1998 which is incorporated by reference in this Form 10-K.

23.01     Consent of Independent Public Accountants.

27.01     Financial Data Schedule.