Form 10-Q
period 1998-12-31
HAMBRECHT & QUIST GROUP
filed 1999-02-12
CIK 1017267

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-Q

 (Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1998

                                       or

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




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ X ]   No [  ]


         24,185,858 shares of Common Stock were issued and outstanding as of February 8, 1999.

                             HAMBRECHT & QUIST GROUP
                                      INDEX



                                                                       PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.......................................     3

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............     13

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings..........................................     20

Item 6.  Exhibits and Reports on Form 8-K...........................     21

                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS


                            HAMBRECHT & QUIST GROUP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1998

                                                                                        September 30,   December 31,
                                                                                            1998            1998
                                                                                        --------------  --------------

                                                                                                        (unaudited)
                                     ASSETS

Cash and cash equivalents..............................................................  $ 66,959,567    $ 93,039,624
Receivables:
  Customers (net of allowance of $1,175,000) ..........................................   215,657,363     223,236,474
  Lewco Securities Corp................................................................            --      31,945,821
  Syndicate managers...................................................................    11,013,798       4,159,438
  Related parties......................................................................    17,632,094      18,304,327
  Notes  (net of allowance of $4,341,348 and $5,048,677, respectively).................    13,554,957       9,013,750
  Income taxes.........................................................................     4,032,103              --
  Other................................................................................    20,486,412      18,782,854
Marketable trading securities, at market value.........................................    31,677,092      58,989,705
Long-term investments, at estimated fair value.........................................   129,622,466     125,645,152
Deferred income taxes..................................................................    75,813,545      78,860,620
Furniture, equipment and leasehold improvements, net of accumulated depreciation and
  amortization.........................................................................    16,962,409      15,883,918
Other assets ..........................................................................     3,256,553       3,403,769
                                                                                        --------------  --------------
          Total assets.................................................................  $606,668,359    $681,265,452
                                                                                        ==============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Payables:
  Customers............................................................................  $ 83,221,535    $154,988,826
  Compensation and benefits............................................................   123,933,699     112,500,758
  Lewco Securities Corp. ..............................................................    11,396,221              --
  Syndicate settlements................................................................     4,442,449       7,577,570
  Income taxes payable.................................................................            --       2,889,200
  Trade accounts payable...............................................................     2,897,223       1,649,332
  Accrued expenses and other...........................................................    25,898,187      27,075,642
Securities sold, not yet purchased, at market value....................................    18,122,784      17,523,212
                                                                                        --------------  --------------
          Total liabilities............................................................   269,912,098     324,204,540
                                                                                        --------------  --------------

Commitments and contingencies

Stockholders' equity:
  Common stock (par value $0.01 and 100,000,000 shares authorized,
  24,561,944 shares issued) ...........................................................       245,619        245,619
  Additional paid-in capital...........................................................   157,217,641    150,397,193
  Stock notes receivable from employees................................................    (3,079,872)    (2,557,626)
  Retained earnings....................................................................   207,441,350    219,517,556
  Unrealized losses on investments available for sale, net.............................    (3,258,584)    (2,991,408)
  Cumulative translation loss..........................................................      (144,671)      (140,410)
  Treasury stock, at cost (978,802 and 427,643 shares, respectively)                      (21,665,222)    (7,410,012)
                                                                                        --------------  --------------
          Total stockholders' equity...................................................   336,756,261     357,060,912
                                                                                        --------------  --------------
          Total liabilities and stockholders' equity...................................  $606,668,359    $681,265,452
                                                                                        ==============  ==============


        The accompanying notes are an integral part of these statements.

                             HAMBRECHT & QUIST GROUP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998

                                                   1997             1998
                                              ---------------  ---------------
                                                        (UNAUDITED)
REVENUES:
  Principal transactions.....................    $27,228,603      $32,972,848
  Commissions................................     11,282,389       15,228,731
  Investment banking.........................     22,887,465        9,610,587
  Corporate finance fees.....................     17,554,254       14,108,722
  Interest and dividends.....................      6,340,802        6,318,307
  Net investment gains.......................        662,662       14,464,747
  Other......................................      5,665,523        7,166,333
                                              ---------------  ---------------
    Total revenues...........................     91,621,698       99,870,275
                                              ---------------  ---------------

EXPENSES:
  Compensation and benefits..................     45,810,849       49,926,850
  Brokerage and clearance....................      5,026,444        7,457,084
  Occupancy and equipment....................      5,459,879        5,460,828
  Communications.............................      3,088,941        3,727,184
  Interest...................................      1,124,032          805,588
  Other......................................     19,445,484       11,306,415
                                              ---------------  ---------------
    Total expenses...........................     79,955,629       78,683,949
                                              ---------------  ---------------
    Income before income tax provision.......     11,666,069       21,186,326
INCOME TAX PROVISION.........................      5,016,410        9,110,120
                                              ---------------  ---------------
    Net income...............................    $ 6,649,659      $12,076,206
                                              ===============  ===============

EARNINGS PER SHARE:
  Basic......................................     $0.28            $0.50
  Diluted....................................     $0.25            $0.47

WEIGHTED AVERAGE SHARES:
  Basic......................................     24,000,058       24,086,143
  Diluted....................................     26,385,308       25,827,748




        The accompanying notes are an integral part of these statements.

                             HAMBRECHT & QUIST GROUP
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE YEAR ENDED SEPTEMBER 30, 1998 AND THREE MONTHS ENDED DECEMBER 31, 1998
                                  (UNAUDITED)


                                      Number of                       Additional
                                       Common          Common          Paid-In       Stock Notes       Retained      Unrealized
                                       Shares           Stock          Capital       Receivable        Earnings      Losses, Net
                                    ------------   -------------   --------------   ------------     ------------    -----------

BALANCE, SEPTEMBER 30, 1997 .....     23,790,337   $     237,903    $ 136,271,533   $(5,620,260)     $167,230,812    $  (303,117)

Sales of common stock ...........        894,316           8,943       25,297,557
Forfeitures of common stock .....       (122,709)         (1,227)      (2,422,351)
Reductions of stock notes .......                                                     2,540,388
Net income ......................                                                                      40,210,538
Change in net unrealized losses .                                                                                     (2,955,467)
Change in translation loss ......
Treasury stock transactions .....                                      (1,929,098)
                                   -------------    -------------    ------------   -------------    -------------   -------------
BALANCE, SEPTEMBER 30, 1998 .....     24,561,944         245,619      157,217,641    (3,079,872)      207,441,350     (3,258,584)
Reductions of stock notes .......                                                       522,246
Net income ......................                                                                      12,076,206
Change in net unrealized losses .                                                                                        267,176
Change in translation loss ......
Treasury stock transactions .....                                      (6,820,448)
                                   -------------    -------------    -------------  -------------   --------------   ------------
BALANCE, DECEMBER 31, 1998 ......     24,561,944   $     245,619    $ 150,397,193   $(2,557,626)     $219,517,556    $(2,991,408)
                                     ===========    =============   =============   ============     ============    ============


                                           Cumulative       Treasury
                                           Translation       Stock,
                                              Loss           at cost         Total
                                          -------------    ------------    -------------

BALANCE, SEPTEMBER 30, 1997 ...........                    $   (438,876)   $ 297,377,995

Sales of common stock .................                                       25,306,500
Forfeitures of common stock ...........                                       (2,423,578)
Reductions of stock notes .............                                        2,540,388
Net income ............................                                       40,210,538
Change in net unrealized losses .......                                       (2,955,467)
Change in translation loss ............      (144,671)                          (144,671)
Treasury stock transactions ...........                     (21,226,346)     (23,155,444)
                                          -------------    -------------   -------------
BALANCE, SEPTEMBER 30, 1998 ...........      (144,671)      (21,665,222)     336,756,261
Reductions of stock notes .............                                          522,246
Net income ............................                                       12,076,206
Change in net unrealized losses .......                                          267,176
Change in translation loss ............         4,261                              4,261
Treasury stock transactions ...........                      14,255,210        7,434,762
                                          -------------    -------------   -------------
BALANCE, DECEMBER 31, 1998 ............   $  (140,410)     $ (7,410,012)   $ 357,060,912
                                          =============    =============   =============


        The accompanying notes are an integral part of these statements

                             HAMBRECHT & QUIST GROUP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998


                                                                               1997            1998
                                                                         ---------------  --------------
                                                                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES..................................... $(35,898,744)     $ 7,524,577
                                                                         ---------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of long-term investments.....................................  (13,655,259)      (6,062,628)
  Proceeds from sales/distributions of long-term investments.............   18,560,093       24,980,177
  Purchases of furniture, equipment and leasehold improvements...........   (2,718,156)        (746,742)
  Increases in notes receivable..........................................   (5,415,000)         (58,000)
  Repayments of notes receivable.........................................    3,607,799        3,891,878
  Other, net.............................................................    4,178,687               --
                                                                         ---------------  --------------

          Net cash and cash equivalents provided by investing activities.    4,558,164       22,004,685
                                                                         ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations.........................................    7,000,000               --
  Repayments of debt obligations.........................................   (7,700,000)              --
  Proceeds from sales of common stock....................................    1,770,496        1,492,931
  Purchases of treasury stock............................................           --       (4,803,386)
  Other, net.............................................................      168,938         (138,750)
                                                                         ---------------  --------------

          Net cash and cash equivalents provided by (used in) financing
            activities...................................................    1,239,434       (3,449,205)
                                                                         ---------------  --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................  (30,101,146)      26,080,057
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................   42,637,732       66,959,567
                                                                         ---------------  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................  $12,536,586      $93,039,624
                                                                         ===============  ==============


        The accompanying notes are an integral part of these statements.

                             HAMBRECHT & QUIST GROUP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)


1. BASIS OF PRESENTATION:

     The condensed consolidated financial statements include Hambrecht & Quist Group and its subsidiaries ("H&Q" or the "Company"). The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the accompanying condensed financial statements should be read in conjunction with the 1998 Consolidated Financial Statements and related notes thereto incorporated by reference into the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Any capitalized terms used but not defined have the same meaning given to them in the 1998 Consolidated Financial Statements.

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

     The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at December 31, 1998 and the results of operations and cash flows for the three month periods ended December 31, 1997 and 1998.

     Certain  amounts  in  the  fiscal  1998  financial   statements  have  been
reclassified to conform to the fiscal 1999 presentation.


2.  COMPREHENSIVE INCOME:

     The Company adopted SFAS 130 as of October 1, 1998. The after-tax components of comprehensive income for the three month periods ending December 31, 1997 and 1998, are as follows:


                                                                         FOR THE THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                       -------------------------------
                                                                             1997             1998
                                                                       ---------------   -------------
Net income...........................................................      $6,649,659    $12,076,206
Components of other comprehensive income (loss):
    Net unrealized gains (losses) on investments
      available for sale.............................................      (1,725,402)       267,176
    Foreign currency translation adjustment..........................              --          4,261
                                                                        --------------   -------------
 Comprehensive income................................................      $4,924,257    $12,347,643
                                                                        ==============   =============

3.  EARNINGS PER SHARE:

         The Company's basic and diluted earnings per share for the three month periods ended December 31, 1997 and 1998 are as follows:

                                                     WEIGHTED
                                                      AVERAGE        PER SHARE
                                      NET INCOME      SHARES          AMOUNTS
                                      ----------    ------------     ---------
FOR THE THREE MONTHS ENDED -
December 31, 1997:
  Basic earnings per share.......     $6,649,659      24,000,058       $0.28
  Options outstanding............         --           2,385,250
                                      ----------     -----------
  Diluted earnings per share.....     $6,649,659      26,385,308       $0.25
                                      ==========     ===========

December 31, 1998:
  Basic earnings per share.......    $12,076,206      24,086,143       $0.50
  Options outstanding............         --           1,741,605
                                     -----------     -----------
  Diluted earnings per share.....    $12,076,206      25,827,748       $0.47
                                     ===========      ==========



4. RECEIVABLES FROM RELATED PARTIES:

         At September 30, 1998 and December 31, 1998 receivables from related parties consisted of the following:


                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 1998             1998
                                                            ---------------    ------------
   Notes receivable from related parties and employees......   $ 2,034,354       $1,948,290
   Asset management fees and profit participations..........     7,240,551        6,116,449
   Related party and other advances.........................     8,357,189       10,239,588
                                                               -----------       ----------
                                                               $17,632,094      $18,304,327
                                                               ===========      ===========

     Notes receivable from related parties and employees as of September 30, 1998 and December 31, 1998 include notes receivable from Asia Pacific of $812,464 and $688,523, respectively.

         Asset management fees and profit participations at September 30, 1998 and December 31, 1998, include profit participations receivable of $7,240,551 and $5,507,751, respectively from venture and investment partnerships managed by Venture Partners. Included in other revenues are management fees and profit participation distributions from venture capital funds of $1,611,186 and $3,226,960 for the three month periods ended December 31, 1997 and 1998, respectively.

         Related party and other advances include temporary advances made to related parties for operating expenses and to related parties, directors and employees for purchases of investments. Of the amount outstanding at December 31, 1998, $8,615,850 relates to advances to related parties, directors and employees for purchases of investments made on their behalf. Also included in related party and other advances as of September 30, 1998 and December 31, 1998 is $819,807 and $401,804, respectively, in advances made to Venture Associates.

5. MARKETABLE TRADING SECURITIES AND SECURITIES SOLD, NOT YET PURCHASED:

         At September 30, 1998 and December 31, 1998, marketable trading securities and securities sold, not yet purchased, consisted of the following:

                                        SEPTEMBER 30,     DECEMBER 31,
                                             1998             1998
                                        --------------   --------------
Marketable trading securities-
   Equity securities..................     $ 8,994,939      $18,303,081
   Convertible bonds..................      10,366,290       18,662,475
   Options............................          79,062           32,029
     U.S. government securities.......      12,236,801       21,992,120
                                         -------------   --------------
                                           $31,677,092      $58,989,705
                                         =============   ==============

Securities sold, not yet purchased-
   Equity securities..................     $17,674,404      $16,122,611
   Convertible bonds..................         373,852        1,238,210
   Options............................          74,528          162,391
                                         -------------   --------------
                                           $18,122,784      $17,523,212
                                         =============   ==============


6. LONG-TERM INVESTMENTS:

         At September 30, 1998 and December 31, 1998, the Company's long-term investments, at estimated fair value, consisted of the following:


                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                     1998               1998
                                                                ----------------    --------------
Marketable equity securities available for sale by Guaranty
  Finance......................................................     $  6,512,887       $  7,962,996
World Access, Inc. ............................................       23,778,230         11,970,000
Marketable equity securities - other...........................       23,559,166         29,244,162
                                                                    ------------       ------------
          Total marketable investments.........................       53,850,283         49,177,158
                                                                    ------------       ------------
Nonmarketable securities and investment partnership interests..       50,116,787         50,110,649
Venture Partners and affiliated venture capital funds..........       14,312,839         15,550,722
Venture capital funds managed by others........................        9,232,278          8,696,344
Lewco Securities...............................................        2,110,279          2,110,279
                                                                    ------------       ------------
          Total nonmarketable investments......................       75,772,183         76,467,994
                                                                    ------------       ------------
          Total long-term investments..........................     $129,622,466       $125,645,152
                                                                    ============       ============


     In March 1998,  the Company  purchased a large block of World Access,  Inc.
(WAXS) common stock in a private transaction. The Company partially hedged the position through a series of options transactions that are recorded as a component of the investment. This position collateralizes a $12.1 million line of credit. No amounts have been drawn on this line of credit as of December 31, 1998.

         The cost of the Company's long-term investments at September 30, 1998 and December 31, 1998, was $153,916,280 and $139,762,152, respectively.

         Following is an analysis of the net investment gains for the three month periods ended December 31, 1997 and 1998:

                                              FOR THE THREE MONTHS ENDED
                                                     DECEMBER 31,
                                           ----------------------------------
                                                 1997              1998
                                           ----------------  ----------------

 Realized gains............................    $7,852,385       $ 4,823,623
 Change in unrealized gains and
   (losses), net...........................    (7,189,723)        9,641,124
                                              ------------      ------------
 Net investment gains......................    $  662,662       $14,464,747
                                              ===========       ===========

     The cost and estimated fair values of Guaranty Finance's investments in marketable equity securities available for sale at September 30, 1998 and December 31, 1998 are as follows:

                                              SEPTEMBER 30,     DECEMBER 31,
                                                  1998               1998
                                             --------------    --------------
Cost                                           $13,046,427       $13,960,844
Gross unrealized gains......................       641,714           393,255
Gross unrealized losses.....................    (7,175,254)       (6,391,103)
                                              -------------     --------------
 Estimated fair value........................   $ 6,512,887        $7,962,996
                                            ================  ================

         Gross proceeds, gross realized gains and gross realized losses from sales of Guaranty Finance's investments in marketable equity securities available for sale for the three month periods ended December 31, 1997 and 1998 are as follows:

                                               FOR THE THREE MONTHS ENDED
                                                      DECEMBER 31,
                                            --------------------------------
                                                  1997             1998
                                            ---------------  ---------------
  Gross proceeds...........................     $4,751,403       $1,632,760
  Gross realized gains.....................        920,058        1,184,800
  Gross realized losses....................         --               --


7. EMPLOYEE BENEFIT PLANS:

     SAVINGS AND EMPLOYEE STOCK OWNERSHIP TRUST

     In December 1998, the Company issued 42,630 shares of common stock valued at $1,092,394 to the ESOP in satisfaction of compensation and benefits payable.

     As of December 31, 1998, the ESOP owned approximately 5.5 percent of the H&Q common stock outstanding.

     BONUS AND DEFERRED SALES COMPENSATION PLAN

     The Company paid bonuses in October 1998. Under the Compensation Plan, 547,677 shares valued at $7,941,317 were issued to executives and professionals effective October 15, 1998. All such amounts were included in compensation and benefits payable as of September 30, 1998.

     STOCK OPTION PLANS

     Details of stock options are as follows:

                                            NUMBER
                                          OF SHARES         EXERCISE PRICE
                                        --------------     ----------------
Outstanding at September 30, 1997......     5,567,156      $  2.10 - $31.06
  Granted..............................       739,000      $ 13.75 - $43.25
  Exercise.............................      (565,467)     $  2.10 - $22.13
  Canceled.............................      (414,412)     $  4.60 - $32.75
                                            ----------
Outstanding at September 30, 1998......     5,326,277      $  2.10 - $43.25
  Granted..............................     1,619,250      $ 14.75 - $22.00
  Exercised............................      (254,852)     $  2.10 - $11.25
  Canceled.............................      (420,500)     $ 29.00 - $43.25
                                            ----------
Outstanding at December 31, 1998.......     6,270,175      $  2.10 - $32.75
                                            ==========

     Of the outstanding options at December 31, 1998, 1,837,854 options to purchase shares had vested.

8. TREASURY STOCK TRANSACTIONS:

     During fiscal 1998 and the three months ended December 31, 1998, the Company's treasury stock transactions were as follows:

                                                      SHARES          COST
                                                   -----------  ---------------
   Treasury shares at September 30, 1997........       21,615    $    438,876
     Open market purchases......................    1,115,000      25,481,284
     Employee benefit plan issuances............     (157,813)     (4,254,938)
                                                   -----------   --------------

   Treasury shares at September 30, 1998........      978,802      21,665,222
     Open market purchases......................      294,000       4,803,386
     Employee benefit plan issuances............     (845,159)    (19,058,596)
                                                   -----------   --------------

   Treasury shares at December 31, 1998               427,643    $  7,410,012
                                                   ===========   ==============

9. NET CAPITAL REQUIREMENTS:

     At September 30, 1998 and December 31, 1998, H&Q LLC's regulatory net capital of $50,484,565 and $77,526,223, respectively, was 26 percent and 40 percent, respectively, of aggregate debit items at September 30, 1998 and December 31, 1998, and its net capital in excess of the minimum required was $46,533,220 and $73,617,864, respectively.

     At December 31, 1998, HQEM was in compliance with all applicable regulatory capital adequacy requirements.

10. COMMITMENTS AND CONTINGENCIES:

     Lewco conducts a stock borrow/stock loan business. On behalf of Lewco, the Company has agreed to guarantee its proportional share of secured loans resulting from this business. The Company's contingent liability relating to its net unsecured position under this indemnity agreement was $5,507,381 at December 31, 1998. Also, in connection with H&Q LLC's option trading activities, the Company has issued a letter of credit totaling $8,000,000 at December 31, 1998 with the Options Clearing Corporation.

     The Company has other contingent liabilities, including contractual commitments arising in the normal course of business, the resolution of which, in management's opinion, will not have a material adverse effect on the Company's financial position.

     As is the case with many firms in the securities industry, the Company is a defendant or co-defendant in a number of actions. These civil actions and arbitrations have arisen in the normal course of the Company's business and are incidental to its activities as a broker-dealer in securities, as an underwriter, as a corporate financial advisor, as an investor and as an employer. The Company is also involved, from time to time, in proceedings with, and investigations by, governmental agencies and self-regulatory organizations. Some of the actions have been brought on behalf of various classes of claimants and seek damages of material or indeterminate amounts. Most of the Company's current proceedings relate to public underwritings of securities in which H&Q LLC participated as a lead manager, co-manager or member of the underwriting syndicate. These cases involve claims under federal and/or state securities laws and seek compensatory and other monetary damages. It is possible that H&Q and/or H&Q LLC may be called upon as a member of a class of defendants or under the terms of the underwriting, indemnification or other agreements to contribute to settlements or judgments arising out of these cases. The Company is contesting the complaints in all cases and believes that there are meritorious defenses in each of these lawsuits. Although the ultimate outcome of the Company's litigation cannot be ascertained at this time, it is the opinion of the Company's management, based on discussions with counsel, that the resolution of these actions and others will not have a material adverse effect on the Company's financial statements taken as a whole.

     H&Q has indemnified certain of its officers, directors and agents, and certain of its affiliates, as permitted under applicable state law. Under these provisions, H&Q itself is and will be subject to indemnification assertions by officers, directors, agents or certain of its affiliates who are or may become defendants in litigation that may result in the normal course of business. Although the ultimate outcome of indemnification assertions outstanding as of December 31, 1998, cannot be ascertained at this time, it is the opinion of the Company's management, based on discussions with counsel, that the resolution of these assertions will not have a material adverse effect on the Company's financial statements taken as a whole.

11.  SUBSEQUENT EVENT:

     The Company announced in early February 1999 its intent to sell its 100 percent interest in HQEM to a U.K.-based investment banking firm. The sale is subject to approval by French regulatory authorities, and is expected to close on or before the end of the Company's second fiscal quarter ending March 31, 1999. The sale is not expected to have a material impact on the Company's financial condition or results of operations.

     The Company will continue and further develop its European operations from London, where it already has a branch office.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE STATEMENTS IN THIS QUARTERLY REPORT THAT RELATE TO FUTURE PLANS, EVENTS, OR PERFORMANCE ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE RELATING TO THE COMPANY'S GROWTH STRATEGIES, PRINCIPAL INVESTMENT ACTIVITIES, ITS PLANS TO ADDRESS THE YEAR 2000 ISSUE, ITS CURRENT EQUITY CAPITAL LEVELS AND ITS MARKET RISKS. ACTUAL RESULTS MIGHT DIFFER MATERIALLY DUE TO A VARIETY OF IMPORTANT FACTORS. THESE FACTORS INVOLVE RISKS AND UNCERTAINTIES RELATING TO, AMONG OTHER THINGS, GENERAL ECONOMIC AND MARKET CONDITIONS, COMPETITIVE CONDITIONS WITHIN THE SECURITIES INDUSTRY, CHANGES IN INTEREST RATES, STOCK MARKET PRICES AND INVESTMENT FUND CASH INFLOWS OR
OUTFLOWS, CHANGES IN THE TECHNOLOGY AND HEALTHCARE INDUSTRIES AND OTHER INDUSTRIES IN WHICH THE COMPANY IS ACTIVE, CHANGES IN DEMAND FOR INVESTMENT BANKING AND SECURITIES BROKERAGE SERVICES, THE COMPANY'S ABILITY TO RECRUIT AND RETAIN KEY EMPLOYEES, CHANGES IN SECURITIES AND BANKING LAWS AND REGULATIONS, TRADING AND PRINCIPAL INVESTMENT ACTIVITIES, LITIGATION AND OTHER FACTORS DISCUSSED BELOW IN "OVERVIEW." THE COMPANY'S ANNUAL REPORT ON FORM 10-K (THE "FORM 10-K") FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION CONTAINS ADDITIONAL INFORMATION ABOUT THESE AND OTHER RISKS AND UNCERTAINTIES.

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

EFFECTS OF MARKET CONDITIONS

     The Company's business depends to a substantial extent on the overall securities market and the sectors of the securities market represented by companies in the technology and healthcare industries. The securities market is affected by general economic and market conditions, including fluctuations in interest rates, the volume of securities trading, price levels of securities and the flow of investor funds into and out of equity mutual funds and other investment funds, and by factors that apply to particular industries, such as technological advances and changes in the regulatory environment. Substantial fluctuations can occur and have occurred in the Company's operating results and in the component sources of the Company's revenues due to these and other factors. In periods of reduced market activity, profitability has been and is likely to be adversely affected. Accordingly, net earnings for any period should not be considered representative of any other period.

EFFECTS OF COMPETITION

     The securities business is intensely competitive. Certain of the Company's competitors have greater capital, financial and other resources than the Company. Since 1997, the securities business has experienced consolidation, including the acquisition of certain of the Company's competitors by large commercial banks, providing competitors of the Company with increased financial and other resources. In addition, competition for key personnel exists as a result of competition from such entities as well as from new market entrants. The Company has experienced losses of research, investment banking, venture capital and sales and trading professionals from time to time and there can be no assurance that losses of key personnel due to competition or other factors will not occur in the future.

EFFECTS OF COMPANY FACTORS AND GROWTH STRATEGIES

     Over the past several years, the Company has experienced growth in its business activities and the number of its employees. During the quarter ended December 31, 1998, the Company's headcount growth slowed. Average employee headcount was 834 in the three month period ended December 31, 1998 compared to 831 in the three month period ended December 31, 1997. The Company expects its headcount growth to resume.

     The scope of the Company's business activities is expected to increase to include increased emphasis on building existing operations and a significantly higher level of principal investment activities, as more fully described below in "--Overview--Effects of Principal Investment Activities." The accompanying growth in the number of employees will create increased fixed expenses associated with compensation and benefits costs, occupancy and equipment costs and communications costs. Any failure to effectively manage the Company's growth through the investment in management personnel, financial and management systems and controls, and facilities could have an adverse effect on the Company's operations.

EFFECTS OF INVESTMENT BANKING AND OTHER CORPORATE FINANCE ACTIVITIES

     Two significant components of the Company's revenues are investment banking fees earned from underwriting activities and corporate finance fees earned from merger and acquisition and other advisory services provided to companies in H&Q's areas of industry focus. The number of such available underwriting or advisory transactions is affected by many factors including, but not limited to, the conditions impacting the securities market (see "--Overview--Effects of Market Conditions") and the Company's ability to successfully compete for available underwriting and advisory assignments (see "--Overview--Effects of Competition"). The Company's level of underwriting and corporate finance fee revenues earned is affected by both the number and size of transactions completed. Substantial fluctuations can occur and have occurred in the amount of such fees earned from quarter to quarter and from year to year. Accordingly, fees earned for any period should not be considered representative of any other period. In periods of reduced investment banking and other corporate finance activity, profitability has been and is likely to be adversely affected.

EFFECTS OF PRINCIPAL INVESTMENT ACTIVITIES

     The Company makes principal investments for strategic purposes and financial returns. As part of the Company's principal investment activities, it purchases equity and debt securities or makes commitments to purchase such securities from public and private companies. Such investments may involve substantial amounts of capital and significant exposure to any one company or business, as well as to market, credit and liquidity risks. The Company purchased $13.6 million and $6.1 million in principal investments during the three months ended December 31, 1997 and 1998, respectively. The Company expects to continue its principal investment activities in subsequent quarters through direct investments in public and private companies, investments in funds managed by the Company or by investment management entities in which the Company has an interest, investments in other special situation funds managed by outside fund managers and investments in joint ventures. However, there can be no assurance that the level and quality of potential investment opportunities made available to the Company will be sufficient to support such historical levels of principal investing or that any future or historical investments will achieve a level of financial performance consistent with the Company's objectives.

     The Company accounts for its marketable investments in public companies at prevailing market prices, less discounts for illiquid or restricted holdings. The Company accounts for its nonmarketable investments in private companies at estimated fair value as determined by management of the Company. Such marketable and nonmarketable investments are presented in the Company's balance sheets as long-term investments. At September 30, 1998 and December 31, 1998, the Company's long-term investments totaled $129.6 million and $125.6 million, respectively. Net investment gains are included in the Company's statement of operations and include net realized gains and losses and the net change in unrealized gains and losses for the period. For the three month periods ended December 31, 1997 and 1998, the Company recorded net investment gains of $663,000 and $14.5 million, respectively.

     Principal investing activities, which have been from time to time a significant contributor to the Company's revenues and earnings, are not predictable and do not necessarily correlate with general market conditions. These results, which in any reporting period may be influenced by a limited number of investments and transactions, can vary widely from year to year and quarter to quarter.

MATTERS RELATED TO THE YEAR 2000

     To the fullest extent permitted by law, the following year 2000 discussion is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Disclosure Act.

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

     Based on ongoing assessments and testing, the Company has determined that it will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has also determined that Lewco, its clearing broker, will be required to modify or replace significant portions of the software used by Lewco in connection with processing Company and customer trading activity and maintaining Company and customer information. The Company anticipates that its most significant exposure to the year 2000 issue is through the clearing activities performed for it by Lewco. While the Company holds an ownership position in Lewco and will be responsible for a percentage of the costs incurred by Lewco to address the issue, the Company does not control the management of the year 2000 problem by Lewco and is dependent on Lewco's ability to correctly disclose its year 2000 compliance progress to the Company and to adequately address the issue. The Company presently believes that with modifications to existing software and conversions to new software by both it and Lewco, the adverse effects of the year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely manner, the year 2000 issue could have a material impact on the operations, liquidity and financial condition of the Company, could lead to enforcement actions by regulatory agencies and could expose it to third party liability.

     The Company has engaged an independent consulting firm to assist in impact analysis, solution design and project planning; however, the Company retains all responsibility for its year 2000 issues, plans and compliance efforts. The year 2000 plan followed by the Company contains four phases: phase one is the identification and prioritization of all in-house and third party information technology and noninformation technology systems; phase two is the diagnostic testing of all critical information technology and noninformation technology systems for year 2000 compliance; phase three is the implementation of solutions, including all necessary repair work, modifications, and replacements to system software and hardware, and retesting; and phase four is the execution of the contingency plan created during phases one through three for those areas where repair work fails. The Company substantially completed phase one in December 1998. The Company expects to complete phases two and three by April and August 1999, respectively, leaving four months to execute the contingency plan actions described in phase four.

     The Company and Lewco have been participating in industry wide testing. Testing of mission critical systems with several of the major exchanges started in January 1999. The Company's participation in the "point to point" as well as internal testing will continue through October 1999. The Company intends to migrate all of its end-user computers and file and print servers to the Intel-NT platform, currently scheduled for April 1999. This migration was planned apart from any year 2000 issue, and therefore the costs are not included in the year 2000 budget described below. The Company expects to enact a hardware and software "freeze" from October 1999 through the year end; only regulatory or business critical changes will be made during this time frame.

     The total cost associated with the Company's year 2000 plan is not expected to be material to the Company's financial position. For all phases, the Company has budgeted an incremental $2.0 million. A majority of the $2.0 million budgeted will be incurred and expensed in the Company's 1999 fiscal year. This figure includes expenses for testing, programming changes, replacement hardware and software, consultant fees, and related payroll costs for its IT group and other employees on the year 2000 team. During the three months ended December 31, 1998, approximately $560,000 was incurred and expensed, primarily as consulting fees included in other expense. None of the Company's other information technology projects have been delayed due to the implementation of its year 2000 plan.

     With respect to Lewco's efforts, the Company does not expect to devote material amounts of its labor resources, but does expect to incur certain expenses as a result of its ownership interest in Lewco. To date, the Company's portion of expenses incurred is approximately $2.2 million. The Company's remaining portion of the expenses incurred to address this issue as budgeted by Lewco is expected to be approximately $250,000 in calendar 1999 which amount will be funded through operating cash flows. During the three months ended December 31, 1998, H&Q's share of Lewco's expenses was $530,000 and is included in brokerage and clearance expenses.

     The estimated costs of and time frames related to these projects are based on estimates of the Company's and Lewco's management and there can be no assurance that actual costs will not differ materially from the current expectations or that the proposed time frames can be maintained. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, timely responses to and corrections by third parties, the ability to formulate and implement contingency plans, if required, and similar uncertainties.

     The Company has contacted all of its major vendors to assess their compliance efforts and the Company's exposure in the event of failure of third party compliance efforts. The Company is in the process of validating and reviewing the responses from these suppliers and in some cases is seeking additional information and assurances. In addition to Lewco, the Company relies on various third party systems or services to conduct its business, including Nasdaq, Inc., the New York Stock Exchange, Inc. and regional and national telecommunications and market data services providers. The failure of any of these entities to satisfactorily address the year 2000 issue could have a material adverse effect on the Company's operations, liquidity and financial condition. The Company is presently monitoring the progress of these and other entities' year 2000 compliance. Although the Company is developing a contingency plan, if certain third party systems and services, such as stock exchanges or major utility providers fail, it is unlikely that a contingency plan can be developed to adequately protect against business disruption due to such failures.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

     REVENUES. Total revenues for the period increased 9% from $91.6 million for the three months ended December 31, 1997 to $99.9 million for the three months ended December 31, 1998.

     Principal transactions revenue increased 21% from $27.2 million to $33.0 million due primarily to increased volumes in the OTC business.

     Commissions increased 35% from $11.3 million to $15.2 million. This increase was primarily due to an increase in NYSE-listed transactions.

     Investment banking revenue decreased 58% from $22.9 million to $9.6 million, and decreased as a percentage of revenues from 25% to 10%. The Company managed or co-managed 7 public offerings during the three month period ended December 31, 1998, compared to 21 during the three month period ended December 31, 1997.

     Corporate finance fees decreased 20% from $17.6 million to $14.1 million due primarily to the completion of fewer merger and acquisition transactions during the three month period ended December 31, 1998.

     Interest and dividend revenue was $6.3 million for both quarters.

     Net investment gains for the three month period increased 2,083% from $663,000 to $14.5 million. For the three months ended December 31, 1997, realized gains of $7.9 million were offset by a change in unrealized losses of $7.2 million. For the three months ended December 31, 1998, there were realized gains of $4.8 million and a change in unrealized gains of $9.6 million.

     Other  revenues  increased  26% from  $5.7  million  to $7.2  million.  The
increase  related  primarily  to  increases  in  accrued  profit   participation
distributions and gains on sales of assets.

     EXPENSES. Total expenses for the period decreased 2% from $80.0 million for the three months ended December 31, 1997 to $78.7 million for the three months ended December 31, 1998.

     Compensation and benefits expense increased 9% from $45.8 million to $49.9 million. The increase was due primarily to higher incentive compensation expenses accrued on higher revenues. Compensation and benefits expense as a percentage of total revenues was 50% in both periods.

     Brokerage and clearance expense increased 48% from $5.0 million to $7.5 million. The percentage increase was primarily attributable to higher charges from Lewco, which include H&Q's allocation of year 2000 systems programming changes, and higher floor brokerage charges related to increased commissions.

     Occupancy and equipment expense was $5.5 million during both periods,

     Communications expense increased 21% from $3.1 million to $3.7 million primarily due to higher quotes and information services expense.

     Interest expense decreased 28% from $1.1 million to $806,000 primarily due to lower interest paid on customer balances.

     Other expenses decreased 42% from $19.4 million to $11.3 million. This decrease was due primarily to a charge in December 1997 for the Company's unaccrued portion of its settlement of the Nasdaq market-makers antitrust class action litigation.

     INCOME TAX PROVISION. The Company's effective income tax rate was 43% for the three month periods ended December 31, 1997 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically satisfied its funding needs with its own capital resources, consisting almost entirely of internally generated retained earnings. As of December 31, 1998, the Company had liquid assets consisting primarily of cash and cash equivalents of $93.0 million and amounts on deposit with Lewco of $92.8 million. Such amounts on deposit with Lewco are a component of the December 31, 1998 receivable from Lewco of $31.9 million. As of December 31, 1998, Guaranty Finance had a bank line of credit of $25.0 million with no balance outstanding expiring on February 27, 1999. Guaranty Finance expects to extend this line of credit to February 2000. While the Company has not required additional bank financing during the past several years, it has available an additional $20.0 million line of credit with a commercial bank expiring April 30, 1999. H&Q also has a $12.1 million line of credit with a financial institution collateralized by the Company's investment in World Access, Inc. expiring February 16, 1999. The $12.1 million line of credit is not expected to be renewed.

     The Company's consolidated balance sheet reflects the Company's relatively unleveraged financial position. The ratio of assets to equity as of December 31, 1998 was approximately 1.9:1. The Company's assets include receivables from customers and Lewco, securities held for trading purposes, short-term investments and securities held for investment purposes. A substantial portion of the Company's receivables are secured by customer securities or security transactions in the process of settlement. Securities held for trading purposes are actively traded and readily marketable. As of December 31, 1998, securities held for trading purposes include government securities mutual funds totaling $22.0 million. Securities held for investment purposes are for the most part illiquid and are carried at valuations that reflect this lack of liquidity.

     H&Q LLC, as a broker-dealer, is registered with the SEC and is a member of the NASD and the NYSE. As such, H&Q LLC is subject to the capital requirements of these regulatory entities. H&Q LLC's regulatory net capital has historically exceeded these minimum requirements. As of December 31, 1998, H&Q LLC was required to maintain minimum regulatory net capital in accordance with SEC rules of approximately $3.9 million and had total regulatory net capital of approximately $77.5 million, or approximately $73.6 million in excess of its requirement.

     HQEM was in compliance with all applicable regulatory capital adequacy requirements at December 31, 1998.

     The Company believes that its current level of equity capital, combined with funds anticipated to be generated from operations, will be adequate to fund its operations for the foreseeable future.

RISK MANAGEMENT

RISK MANAGEMENT CONTROL STRUCTURE

     The Company has established various policies and procedures for the management of its exposure to operating, principal and credit risks. Operating risk arises out of the daily conduct of the Company's business and relates to the possibility that one or more of the Company's personnel could commit the Company to imprudent business activities or to the possibility of improper processing of transactions. Principal risk relates to the fact that the Company owns a variety of investments which are subject to changes in value and could result in the Company incurring material losses. Credit risk occurs because the Company extends credit to various of its customers in the form of margin and other types of loans.

     Operating risk is monitored by the Company's Risk Management Committee and Commitment Committee. The Risk Management Committee reviews the overall business activities of the Company and makes recommendations for addressing issues which, in the judgment of its members, could result in a material loss to the Company. When transactions are pending, the Commitment Committee meets weekly to evaluate and approve potential investment banking transactions prior to their execution by the Company.

     Principal risk is managed primarily though the daily monitoring of funds committed to the various types of securities owned by the Company and by limiting the exposure to any one investment or type of investment. The two most common categories of securities owned are those related to the daily trading activities of the Company's brokerage and underwriting operations and those which arise out of the Company's principal investing activities. See "--Risk Management--Market Risk."

     The Company's credit risk is monitored by its Credit Committee, which includes senior management from its brokerage, operations, financial and legal departments. The committee meets when specific situations arise to review large, concentrated or high profile accounts and to take appropriate actions to limit the Company's exposure to loss on these accounts. Such actions typically consist of setting higher margin requirements for large or concentrated accounts, requiring a reduction in the level of margin debt or, in some cases, requiring the transfer of the account to another broker-dealer.

MARKET RISK

     The Company's primary market risk exposure is to equity price changes and the resulting impact on the Company's marketable trading and long-term investment portfolios. The Company has limited market risk exposure to changes in interest rates related to its short-term investment portfolio. The Company does not have material assets and liabilities denominated in foreign currencies and therefore, foreign currency risk is not material.

     Equity price risk is inherent in the Company's securities holdings. The two categories of securities owned are those related to the daily trading activities of the Company's brokerage and underwriting operations and those which arise out of the Company's long-term principal investing activities. Equity price risk is managed primarily though the daily monitoring of funds committed to the various types of securities owned by the Company and by limiting the exposure to any one investment or type of investment.

     The Company attempts to limit its exposure to market risk on securities held as a result of its daily trading activities by limiting its intraday and overnight inventory of trading securities to that needed to provide the appropriate level of liquidity in the securities for which it is a market maker. Security inventory positions are balanced and marked to market daily. At December 31, 1998, the fair value of the Company's trading securities was $59.0 million in long positions and $17.5 million in short positions. The net potential loss in fair value at December 31, 1998, using a 10% hypothetical decline in prices, is estimated to be approximately $4.1 million. Occasionally, the Company enters into exchange-traded option contracts to hedge against potential losses in inventory positions, thus reducing the potential loss exposure. Such options are marked to market and are included in the Company's marketable trading securities portfolio.

     The Company's primary method of limiting market risk on securities positions held in the Company's long-term investment portfolio is to liquidate positions when they become freely tradable. The Company's long-term investment portfolio consists primarily of marketable and nonmarketable equity ownerships in numerous portfolio companies. Many of the marketable securities owned by the Company result from the public registration by the portfolio company of previously private, nonmarketable shares. In these cases, the Company is nearly always subject to trading restrictions that prevent the Company from disposing of the security until all such restrictions expire. Additionally, the extent of the Company's ownership or the nature of its relationship to the investee company may impose additional trading restrictions on the Company's investment. Based on individual securities reviews, the Company may elect to hold freely tradable marketable security positions for a period after the restrictions have lapsed. In some cases, such positions are monitored daily. At December 31, 1998, the fair value of the Company's marketable investment securities was $49.2 million. The net potential loss in fair value, using a 10% hypothetical decline in prices, is estimated to be approximately $4.9 million. In the case of larger holdings of marketable investment securities, such as the Company's investment in WAXS, the Company may enter into various hedge contracts such as options to reduce the Company's potential loss exposure. The effects of such hedge contracts are included in the Company's valuation of the hedged security.

     The Company has consistently applied the above risk management methods during the past quarter and expects to maintain the same methodologies and procedures in future reporting periods.

     The effects of equity price risk on the Company's long-term investment portfolio was evident in the recent volatile equity markets. General equity price declines and declines specific to industries in which the Company focuses resulted in the Company recording net investment losses on its long-term investment portfolio of $8.9 million in the Company's 1998 fourth fiscal quarter and net investment gains of $14.5 million in the Company's 1999 first fiscal quarter. See "Overview--Effects of Market Conditions."

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

     Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Following is a summary of recent material developments in such proceedings and a summary of one new matter.

     ASPEC TECHNOLOGY, INC. SECURITIES LITIGATION

     The state court cases have been consolidated under the JONAS case and a Consolidated Class Action Complaint was filed on January 29, 1999, alleging violations of California and federal securities laws.

     BMJ MEDICAL MANAGEMENT, INC. SECURITIES LITIGATION

     On January 29, 1999, a lawsuit was filed in the Circuit Court of the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida, by two orthopedic physician groups and their affiliated physicians relating to investments they made in BMJ Medical Management, Inc. before the company went public on February 4, 1998. They assert claims for unspecified damages and rescission. LIGHTHOUSE ORTHOPAEDIC ASSOCIATES, INC., ET AL. V. DELPHI VENTURES, ET AL., Case No.Cl99 1079AG. On February 2, 1999, a class action was filed in federal district court in southern Florida for rescission and damages on behalf of purchasers of the company's stock in the IPO and in the aftermarket. SAPIR, ET AL. V. DELPHI VENTURES, ET AL., Case Number 99-8086 CIV-ZLOCH. H&Q was lead manager of the IPO. In both cases, the defendants include the company's lead venture capital investors, certain of the its officers and directors, the lead underwriters and the company's auditors, but not the company itself, which has filed for protection under Chapter 11.

     CYBERMEDIA, INC. SECURITIES LITIGATION

     The defendants filed motions to dismiss the federal court action on January 8, 1999. The state court action has been stayed by stipulation of the parties.

     EVOLVING SYSTEMS, INC. SECURITIES LITIGATION

     On December 14, 1998, the defendants' motions to dismiss were granted in part and denied in part, and denied entirely as to the underwriters. On January 14, 1999, the underwriter defendants answered the complaint.

     LUMISYS, INC. SECURITIES LITIGATION

     On December 2, 1998, the state court sustained in part and overruled in part the demurrers. On January 4, 1999, the underwriter defendants answered the complaint.

     NASDAQ MARKET-MAKERS ANTITRUST LITIGATION

     On January 11, 1999, the SEC brought an administrative proceeding against many major Nasdaq market-makers, including H&Q, relating to Nasdaq market-making activities in 1994. Without admitting or denying the allegations, H&Q consented to findings that it violated provisions of the federal securities laws; in addition, it agreed to pay a civil penalty of $150,000 and disgorgement of $518. It also agreed to a cease and desist order and to submit a description of certain of its policies, procedures and practices for review by an independent consultant. SEC ADMINISTRATIVE PROCEEDINGS FILE NO. 3-9803.

     STB SYSTEMS, INC. SECURITIES LITIGATION

     On January 5, 1999, the underwriters answered the complaint.

     STORM TECHNOLOGY, INC. SECURITIES LITIGATION

     On January 15, 1999, the defendants moved to dismiss the Amended Class Action Complaint.


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

                                     HAMBRECHT & QUIST GROUP,
                                     a Delaware Corporation


                                     By:  /s/ Patrick J. Allen
                                          ---------------------------
                                              Patrick J. Allen
                                              Chief Financial Officer

                                    (On behalf of the Registrant and as
                                    Principal Financial and Accounting officer)


Date:  February 12, 1999

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                               DESCRIPTION

27                          Financial Data Schedule.