Form 10-Q
period 1999-03-31
HAMBRECHT & QUIST GROUP
filed 1999-05-13
CIK 1017267

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-Q

(Mark One)

  [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                                     or

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


     24,703,896 shares of Common Stock were issued and outstanding as of May 10, 1999.

                             HAMBRECHT & QUIST GROUP
                                      INDEX



                                                                          Page
PART I   FINANCIAL INFORMATION

Item 1. Financial Statements............................................   3

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................   14

Item 3. Quantitative and Qualitative Disclosures About Market Risk......   22

PART II OTHER INFORMATION

Item 1. Legal Proceedings...............................................   23

Item 4. Submission of Matters to a Vote of Security Holders.............   24

Item 6. Exhibits and Reports on Form 8-K................................   25

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                             HAMBRECHT & QUIST GROUP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1998 AND MARCH 31, 1999

                                                                                         SEPTEMBER 30,      MARCH 31,
                                                                                             1998              1999
                                                                                        ----------------  ---------------
                                                                                                           (UNAUDITED)
                                     ASSETS

Cash and cash equivalents..............................................................  $ 66,959,567      $ 67,089,175
Receivables:
  Customers (net of allowance of $1,175,000 and $1,400,000, respectively) .............   215,657,363       309,358,152
  Lewco Securities Corp................................................................            --        70,055,299
  Syndicate managers...................................................................    11,013,798        29,006,941
  Related parties......................................................................    17,632,094        21,048,254
  Notes  (net of allowance of $4,341,348 and $4,512,716, respectively).................    13,554,957         5,800,677
  Income taxes.........................................................................     4,032,103                --
  Other................................................................................    20,486,412        16,088,798
Marketable trading securities, at market value.........................................    31,677,092        51,176,897
Long-term investments, at estimated fair value.........................................   129,622,466       131,929,958
Deferred income taxes..................................................................    75,813,545        79,306,406
Furniture, equipment and leasehold improvements, net of accumulated depreciation and
  amortization.........................................................................    16,962,409        16,234,891
Other assets ..........................................................................     3,256,553         2,807,382
                                                                                        ----------------  ---------------
          Total assets.................................................................  $606,668,359      $799,902,830
                                                                                        ================  ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Payables:
  Customers............................................................................  $ 83,221,535      $184,169,121
  Compensation and benefits............................................................   123,933,699       158,959,909
  Lewco Securities Corp. ..............................................................    11,396,221                --
  Syndicate settlements................................................................     4,442,449        16,521,493
  Income taxes payable.................................................................            --         2,277,664
  Trade accounts payable...............................................................     2,897,223         5,297,484
  Accrued expenses and other...........................................................    25,898,187        30,160,713
Securities sold, not yet purchased, at market value....................................    18,122,784        25,170,405
                                                                                        ----------------  ---------------
          Total liabilities............................................................   269,912,098       422,556,789
                                                                                        ----------------  ---------------

Commitments and contingencies

Stockholders' equity:
  Common stock (par value $0.01 and 100,000,000 shares authorized, 24,561,944 and
24,469,897  shares issued, respectively) ..............................................        245,619          244,699
  Additional paid-in capital...........................................................    157,217,641      147,937,315
  Stock notes receivable from employees................................................     (3,079,872)      (2,486,130)
  Retained earnings....................................................................    207,441,350      245,329,180
  Unrealized losses on investments available for sale, net.............................     (3,258,584)      (3,925,837)
  Cumulative translation loss..........................................................       (144,671)              --
  Treasury stock, at cost (978,802 and 446,832 shares, respectively)                       (21,665,222)      (9,753,186)
                                                                                        ----------------  ---------------
          Total stockholders' equity...................................................    336,756,261       377,346,041
                                                                                        ----------------  ---------------
          Total liabilities and stockholders' equity...................................   $606,668,359      $799,902,830
                                                                                        ================  ===============


     The accompanying notes are an integral part of these statements.

                             HAMBRECHT & QUIST GROUP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1998 AND 1999

                                                FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                         MARCH 31,                        MARCH 31,
                                              --------------------------------  -------------------------------
                                                   1998             1999             1998            1999
                                              ---------------  ---------------  --------------- ---------------
                                                        (UNAUDITED)                        (UNAUDITED)

REVENUES:
  Principal transactions.....................    $27,840,923      $45,007,351      $55,069,526     $77,980,199
  Commissions................................     13,196,993       16,181,337       24,479,382      31,410,068
  Investment banking.........................     24,024,398       47,564,988       46,911,863      57,175,575
  Corporate finance fees.....................     19,756,720       19,530,859       37,310,974      33,639,581
  Interest and dividends.....................      6,394,019        6,636,082       12,734,821      12,954,389
  Net investment gains.......................      9,115,050       13,334,156        9,777,712      27,798,903
  Other......................................      7,068,137        4,965,683       12,733,660      12,132,016
                                             ---------------  ---------------   --------------- ---------------
    Total revenues...........................    107,396,240      153,220,456      199,017,938     253,090,731
                                              ---------------  ---------------  --------------- ---------------
EXPENSES:
  Compensation and benefits..................     53,698,120       76,618,506       99,508,969     126,545,356
  Brokerage and clearance....................      5,822,664        9,309,315       11,052,513      16,766,399
  Occupancy and equipment....................      5,642,931        4,766,699       11,102,810      10,227,527
  Communications.............................      3,792,169        3,660,170        7,329,078       7,387,354
  Interest...................................        913,376          685,192        2,037,408       1,490,780
  Other......................................      9,516,271       12,897,022       28,310,382      24,203,437
                                              ---------------  ---------------  --------------- ---------------
    Total expenses...........................     79,385,531      107,936,904      159,341,160     186,620,853
                                              ---------------  ---------------  --------------- ---------------
    Income before income tax provision.......     28,010,709       45,283,552       39,676,778      66,469,878
INCOME TAX PROVISION.........................     12,044,605       19,471,928       17,061,015      28,582,048
                                              ---------------  ---------------  --------------- ---------------
    Net income...............................    $15,966,104      $25,811,624      $22,615,763     $37,887,830
                                              ===============  ===============  =============== ===============

EARNINGS PER SHARE:
  Basic......................................     $0.66            $1.07            $0.93           $1.56
  Diluted....................................     $0.60            $0.98            $0.85           $1.45

WEIGHTED AVERAGE SHARES:
  Basic......................................     24,221,147       24,221,969       24,191,223      24,249,280
  Diluted....................................     26,479,657       26,330,128       26,499,839      26,151,711


     The accompanying notes are an integral part of these statements.

                             HAMBRECHT & QUIST GROUP
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEAR ENDED SEPTEMBER 30, 1998 AND SIX MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)


                                      NUMBER OF                     ADDITIONAL
                                       COMMON      COMMON STOCK      PAID-IN      STOCK NOTES       RETAINED        UNREALIZED
                                       SHARES                        CAPITAL      RECEIVABLE        EARNINGS        LOSSES, NET
                                     ------------   -------------   ------------  -------------     ------------     ------------

BALANCE, SEPTEMBER 30, 1997........   23,790,337    $ 237,903      $136,271,533   $ (5,620,260)    $167,230,812     $   (303,117)
Sales of common stock..............      894,316        8,943        25,297,557
Forfeitures of common stock........     (122,709)      (1,227)       (2,422,351)
Reductions of stock notes..........                                                  2,540,388
Net income.........................                                                                  40,210,538
Change in net unrealized losses....                                                                                   (2,955,467)
Change in translation loss.........
Treasury stock transactions........                                  (1,929,098)
                                     ------------   -------------   -----------   ------------     ------------     ------------
BALANCE, SEPTEMBER 30, 1998........   24,561,944      245,619       157,217,641     (3,079,872)     207,441,350       (3,258,584)
Forfeitures of common stock........      (92,047)        (920)       (1,979,764)
Reductions of stock notes..........                                                    593,742
Net income.........................                                                                  37,887,830
Change in net unrealized losses....                                                                                     (667,253)
Change in translation loss.........
Treasury stock transactions........                                  (7,300,562)
                                     ------------   -----------     -----------   ------------     ------------     ------------
BALANCE, MARCH 31, 1999............    24,469,897   $  244,699     $147,937,315   $ (2,486,130)    $245,329,180     $ (3,925,837)
                                     ============   ==========     ============   ============     ============     =============



                                        CUMULATIVE     TREASURY
                                        TRANSLATION    STOCK, AT
                                           LOSS          COST          TOTAL
                                        -----------   -----------   ------------


BALANCE, SEPTEMBER 30, 1997........                   $  (438,876)  297,377,995

Sales of common stock..............                                  25,306,500
Forfeitures of common stock........                                  (2,423,578)
Reductions of stock notes..........                                   2,540,388
Net income.........................                                  40,210,538
Change in net unrealized losses....                                  (2,955,467)
Change in translation loss.........        (144,671)                   (144,671)
Treasury stock transactions........                   (21,226,346)  (23,155,444)
                                         ------------  -----------  ------------
BALANCE, SEPTEMBER 30, 1998........        (144,671)  (21,665,222)  336,756,261
Forfeitures of common stock........                                  (1,980,684)
Reductions of stock notes..........                                     573,742
Net income.........................                                  37,887,830
Change in net unrealized losses....                                    (667,253)
Change in translation loss.........         144,671                     144,671
Treasury stock transactions........                    11,912,036     4,611,474
                                         ------------  -----------  ------------
BALANCE, MARCH 31, 1999............           --      $(9,753,186) $377,346,041
                                         ============  ===========  ============


     The accompanying notes are an integral part of these statements.

                             HAMBRECHT & QUIST GROUP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1999

                                                                               1998             1999
                                                                          -------------    -------------
                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES..................................... $ (9,512,121)    $(18,830,420)
                                                                          -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of long-term investments.....................................  (50,180,258)     (24,289,420)
  Proceeds from sales/distributions of long-term investments.............   30,773,848       48,440,241
  Purchases of furniture, equipment and leasehold improvements...........   (4,898,055)      (2,804,766)
  Increases in notes receivable..........................................   (8,945,000)         (58,000)
  Repayments of notes receivable.........................................    5,998,195        7,640,913
  Other, net.............................................................    5,054,886            --
                                                                          -------------    -------------
          Net cash and cash equivalents provided by (used in) investing
            activities...................................................  (22,196,384)      28,928,968
                                                                          -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations.........................................    8,000,000            --
  Repayments of debt obligations.........................................  (10,700,000)           --
  Proceeds from sales of common stock....................................    2,682,978        2,290,206
  Purchases of treasury stock............................................        --         (12,120,396)
  Other, net.............................................................      251,376         (138,750)
                                                                           -------------    -------------
          Net cash and cash equivalents provided by (used in) financing
            activities...................................................      234,354       (9,968,940)
                                                                           -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................  (31,474,151)         129,608
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................   42,637,732       66,959,567
                                                                          -------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................... $ 11,163,581     $ 67,089,175
                                                                          =============    ==============

     The accompanying notes are an integral part of these statements.

                             HAMBRECHT & QUIST GROUP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


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

     The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 1999 and the results of operations and cash flows for the three month and six month periods ended March 31, 1998 and 1999.

     Certain amounts in the fiscal 1998 financial statements have been reclassified to conform to the fiscal 1999 presentation.


2. SALE OF HAMBRECHT & QUIST EUROMARKETS:

     Effective March 3, 1999, the Company sold its 100 percent interest in HQEM to a U.K.-based investment banking firm. In connection with the sale, the Company recorded a loss of $2.1 million, which is included in other operating expenses.

     The Company will continue and further develop its European operations from London, where it already has a branch office.

3.  COMPREHENSIVE INCOME:

     The Company adopted SFAS 130 as of October 1, 1998. The after-tax components of comprehensive income for the three month and six month periods ended March 31, 1998 and 1999 are as follows:


                                                         FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                 MARCH 31,                          MARCH 31,
                                                      ----------------------------      ----------------------------
                                                         1998             1999             1998             1999
                                                      -----------      -----------      -----------      -----------

Net income.........................................   $15,966,104      $25,811,624      $22,615,763      $37,887,830
Components of other comprehensive income
  (loss):
  Net unrealized gains (losses) on investments
     available for sale............................    (1,094,665)        (934,429)      (2,820,067)        (667,253)
  Foreign currency translation adjustment..........      (140,934)         140,410         (140,934)         144,671
                                                      -----------      -----------      -----------      -----------
Comprehensive income...............................   $14,730,505      $25,017,605      $19,654,762      $37,365,248
                                                      ===========      ===========      ===========      ===========

4.  EARNINGS PER SHARE:

         The Company's basic and diluted earnings per share for the three month and six month periods ended March 31, 1998 and 1999 are as follows:

                                                    WEIGHTED
                                                    AVERAGE         PER SHARE
                                   NET INCOME        SHARES          AMOUNTS
                                 --------------  --------------     ---------
FOR THE THREE MONTHS ENDED -
March 31, 1998:
  Basic earnings per share......    $15,966,104      24,221,147       $0.66
  Options outstanding...........          --          2,258,510
                                    -----------      ----------
  Diluted earnings per share....    $15,966,104      26,479,657       $0.60
                                    ===========      ==========

March 31, 1999:
  Basic earnings per share......    $25,811,624      24,221,969       $1.07
  Options outstanding...........          --          2,108,159
                                    -----------      ----------
  Diluted earnings per share....    $25,811,624      26,330,128       $0.98
                                    ===========      ==========

FOR THE SIX MONTHS ENDED -
March 31, 1998:
  Basic earnings per share......    $22,615,763      24,191,223       $0.93
  Options outstanding...........          --          2,308,616
                                    -----------      ----------
  Diluted earnings per share....    $22,615,763      26,499,839       $0.85
                                    ===========      ==========

March 31, 1999:
  Basic earnings per share......    $37,887,830      24,249,280       $1.56
  Options outstanding...........          --          1,902,431
                                    -----------      ----------
  Diluted earnings per share....    $37,887,830      26,151,711       $1.45
                                    ===========      ==========

5. RECEIVABLES FROM RELATED PARTIES:

     At September 30, 1998 and March 31, 1999 receivables from related parties consisted of the following:

                                                           SEPTEMBER 30,      MARCH 31,
                                                               1998            1999
                                                           -------------    ------------
Notes receivable from related parties and employees......  $  2,034,354     $  1,571,771
Asset management fees and profit participations..........     7,240,551        7,082,095
Related party and other advances.........................     8,357,189       12,394,388
                                                           -------------    ------------
                                                            $17,632,094      $21,048,254
                                                            ============    ============


     Asset management fees and profit participations at September 30, 1998 and March 31, 1999, include profit participations receivable of $7,240,551 and $7,082,095, respectively from venture and investment partnerships managed by Venture Partners. Included in other revenues are management fees and profit participation distributions from venture capital funds of $3,848,492 and $1,204,627 for the three month periods ended March 31, 1998 and 1999, respectively and $5,459,678 and $4,404,987 for the six month periods ended March 31, 1998 and 1999, respectively.

     Related party and other advances include temporary advances made to related parties for operating expenses and to related parties, directors and employees for purchases of investments. Of the amount outstanding at March 31, 1999, $9,585,384 relates to advances to related parties, directors and employees for purchases of investments made on their behalf.


6. MARKETABLE TRADING SECURITIES AND SECURITIES SOLD, NOT YET PURCHASED:

     At September 30, 1998 and March 31, 1999, marketable trading securities and securities sold, not yet purchased, consisted of the following:

                                      SEPTEMBER 30,      MARCH 31,
                                           1998             1999
                                      ---------------  ---------------
Marketable trading securities-
   Equity securities................     $ 8,994,939      $13,516,507
   Convertible bonds................      10,366,290       23,093,263
   Options..........................          79,062           --
     U.S. government securities.....      12,236,801       14,567,127
                                      ---------------  ---------------
                                         $31,677,092      $51,176,897
                                      ===============  ===============

Securities sold, not yet purchased-
   Equity securities................     $17,674,404      $25,082,850
   Convertible bonds................         373,852           62,055
   Options..........................          74,528           25,500
                                      ---------------  ---------------
                                         $18,122,784      $25,170,405
                                      ===============  ===============

7. LONG-TERM INVESTMENTS:

     At September 30, 1998 and March 31, 1999, the Company's long-term investments, at estimated fair value, consisted of the following:

                                                                        SEPTEMBER 30,     MARCH 31,
                                                                           1998             1999
                                                                        -------------    -----------
Marketable equity securities available for sale by Guaranty
  Finance..............................................................$  6,512,887      $14,630,214
World Access, Inc. ....................................................  23,778,230            --
Marketable equity securities - other...................................  23,559,166       37,233,527
                                                                       -------------     -----------
          Total marketable investments.................................  53,850,283       51,863,741
                                                                       -------------     -----------
Nonmarketable securities and investment partnership interests..........  50,116,787       49,859,156
Venture Partners and venture capital funds.............................  23,545,117       28,096,782
Lewco Securities.......................................................   2,110,279        2,110,279
                                                                       -------------     -----------
          Total nonmarketable investments..............................  75,772,183       80,066,217
                                                                       -------------     -----------
          Total long-term investments..................................$129,622,466     $131,929,958
                                                                       =============    ============


     In March 1998, the Company purchased a large block of World Access, Inc.
(WAXS) common stock in a private transaction. The Company's remaining WAXS position was sold during February 1999 in open market transactions. No amounts were drawn on the related line of credit which expired in February 1999.

     The cost of the Company's long-term investments at September 30, 1998 and March 31, 1999, was $153,916,280 and $138,631,862, respectively.

     Following is an analysis of the net investment gains for the three month and six month periods ended March 31, 1998 and 1999:


                                                       FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                               MARCH 31,                          MARCH 31,
                                                    -------------------------------    ------------------------------
                                                          1998             1999             1998             1999
                                                    --------------    -------------    -------------   --------------

Realized gains....................................    $  4,714,632     $  4,045,516      $12,567,017     $  8,869,139
Change in unrealized gains and (losses), net......       4,400,418        9,288,640       (2,789,305)      18,929,764
                                                    --------------    -------------     -------------   -------------
Net investment gains..............................    $  9,115,050      $13,334,156     $  9,777,712      $27,798,903
                                                    ==============    =============     =============   =============


     The cost and estimated fair values of Guaranty Finance's investments in marketable equity securities available for sale at September 30, 1998 and March 31, 1999 are as follows:

                                             SEPTEMBER 30,       MARCH 31,
                                                 1998               1999
                                              -------------    --------------
Cost                                           $13,046,427       $22,501,606
Gross unrealized gains......................       641,714           455,987
Gross unrealized losses.....................    (7,175,254)       (8,327,379)
                                              -------------    --------------
Estimated fair value........................   $ 6,512,887       $14,630,214
                                              =============    ==============

     Gross proceeds, gross realized gains and gross realized losses from sales of Guaranty Finance's investments in marketable equity securities available for sale for the three month and six month periods ended March 31, 1998 and 1999 are as follows:


                                   FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                           MARCH 31,                       MARCH 31,
                                 ----------------------------     ----------------------------
                                     1998             1999           1998             1999
                                 -----------      ----------     ------------      -----------

Gross proceeds.................  $  537,663       $2,163,854      $5,289,066        $4,465,233
Gross realized gains...........     302,606           77,160       1,222,664         1,261,960
Gross realized losses..........        --               --             --               (2,500)



8. EMPLOYEE BENEFIT PLANS:

     SAVINGS AND EMPLOYEE STOCK OWNERSHIP TRUST

     As of March 31, 1999, the ESOP owned approximately 5.2 percent of the H&Q common stock outstanding.

     1996 EQUITY PLAN

     In February 1999, the 1996 Plan was amended to increase the number of shares of the Company's common stock reserved for issuance under the Compensation Plan and the 1996 Plan by 2,500,000 shares, all of which may be issued as stock options or stock awards. In addition, effective January 1, 1999, 750,000 shares became available for issuance under the 1996 Plan as a result of the automatic annual increase provisions of the 1996 Plan. Following such increases, an aggregate of 8,250,000 shares of the Company's common stock have been reserved for issuance under the Compensation Plan and the 1996 Plan.

     BONUS AND DEFERRED SALES COMPENSATION PLAN

     The Company paid bonuses in April 1999. Under the Compensation Plan, 405,001 shares valued at $15,187,538 were issued to executives and professionals effective April 15, 1999. All such amounts were included in compensation and benefits payable as of March 31, 1999.

     STOCK OPTION PLANS

     Details of stock options are as follows:

                                           NUMBER
                                         OF SHARES         EXERCISE PRICE
                                         ------------    -------------------
Outstanding at September 30, 1997.....     5,567,156      $  2.10 - $31.06
  Granted.............................       739,000      $ 13.75 - $43.25
  Exercise............................      (565,467)     $  2.10 - $22.13
  Canceled............................      (414,412)     $  4.60 - $32.75
                                         ------------
Outstanding at September 30, 1998.....     5,326,277      $  2.10 - $43.25
  Granted.............................     1,674,250      $ 14.75 - $31.88
  Exercised...........................      (444,705)     $  2.10 - $13.75
  Canceled............................      (549,330)     $  5.54 - $43.25
                                         ------------
Outstanding at March 31, 1999.........     6,006,492      $  2.10 - $32.75
                                         ============

     Of the outstanding options at March 31, 1999, 2,010,960 options to purchase shares had vested.

9. TREASURY STOCK TRANSACTIONS:

         During fiscal 1998 and the six months ended March 31, 1999, the Company's treasury stock transactions were as follows:

                                                    SHARES           COST
                                                  ------------   ------------
 Treasury shares at September 30, 1997..........       21,615    $    438,876
   Open market purchases........................    1,115,000      25,481,284
   Employee benefit plan issuances..............     (157,813)     (4,254,938)
                                                  ------------   -------------
 Treasury shares at September 30, 1998..........      978,802      21,665,222
   Open market purchases........................      578,250      12,120,396
   Employee benefit plan issuances..............   (1,110,220)    (24,032,432)
                                                  ------------   -------------
 Treasury shares at March 31, 1999                    446,832    $  9,753,186
                                                  ============   =============

10. NET CAPITAL REQUIREMENTS:

     At September 30, 1998 and March 31, 1999, H&Q LLC's regulatory net capital of $50,484,565 and $66,989,190, respectively, was 26 percent and 20 percent, respectively, of aggregate debit items at September 30, 1998 and March 31, 1999, and its net capital in excess of the minimum required was $46,533,220 and $60,433,184, respectively.


11. COMMITMENTS AND CONTINGENCIES:

     Lewco conducts a stock borrow/stock loan business. On behalf of Lewco, the Company has agreed to guarantee its proportional share of secured loans resulting from this business. The Company's contingent liability relating to its net unsecured position under this indemnity agreement was $6,702,828 at March 31, 1999. Also, in connection with H&Q LLC's option trading activities, the Company has issued a letter of credit totaling $8,000,000 at March 31, 1999 with the Options Clearing Corporation.

     The Company has other contingent liabilities, including contractual commitments arising in the normal course of business, the resolution of which, in management's opinion, will not have a material adverse effect on the Company's financial position.

     As is the case with many firms in the securities industry, the Company is a defendant or co-defendant in a number of actions. These civil actions and arbitrations have arisen in the normal course of the Company's business and are incidental to its activities as a broker-dealer in securities, as an underwriter, as a corporate financial advisor, as an investor and as an employer. The Company is also involved, from time to time, in proceedings with, and investigations by, governmental agencies and self-regulatory organizations. During the quarter ended March 31, 1999, H&Q LLC entered into a Stipulation of Facts and Consent to Penalty with Division of Enforcement of the NYSE. Without admitting or denying any matter, the firm consented to a finding that it violated Section 220.8(b) of Regulation T promulgated by the Board of Governors of the Federal Reserve System by failing to take appropriate action on certain occasions in 1997 when customers' delivery-versus-payment purchases were not paid for within the required time period. In settlement of the matter, the firm consented to a censure and a fine of $35,000. Some of the civil actions to which the firm is a party have been brought on behalf of various classes of claimants and seek damages of material or indeterminate amounts. Most of the Company's current proceedings relate to public underwritings of securities in which H&Q LLC participated as a lead manager, co-manager or member of the underwriting syndicate. These cases involve claims under federal and/or state securities laws and seek compensatory and other monetary damages. It is possible that H&Q and/or H&Q LLC may be called upon as a member of a class of defendants or under the terms of the underwriting, indemnification or other agreements to contribute to settlements or judgments arising out of these cases. The Company is contesting the complaints in all cases and believes that there are meritorious defenses in each of these lawsuits. Although the ultimate outcome of the Company's litigation cannot be ascertained at this time, it is the opinion of the Company's management, based on discussions with counsel, that the resolution of these actions and others will not have a material adverse effect on the Company's financial statements taken as a whole.

     H&Q has indemnified certain of its officers, directors and agents, and certain of its affiliates, as permitted under applicable state law. Under these provisions, H&Q itself is and will be subject to indemnification assertions by officers, directors, agents or certain of its affiliates who are or may become defendants in litigation that may result in the normal course of business. Although the ultimate outcome of indemnification assertions outstanding as of March 31, 1999, cannot be ascertained at this time, it is the opinion of the Company's management, based on discussions with counsel, that the resolution of these assertions will not have a material adverse effect on the Company's financial statements taken as a whole.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE STATEMENTS IN THIS QUARTERLY REPORT THAT RELATE TO FUTURE PLANS, EVENTS, OR PERFORMANCE ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE RELATING TO THE COMPANY'S GROWTH STRATEGIES, PRINCIPAL INVESTMENT ACTIVITIES, ITS PLANS TO ADDRESS THE YEAR 2000 ISSUE, ITS CURRENT EQUITY CAPITAL LEVELS AND ITS MARKET RISKS. ACTUAL RESULTS MIGHT DIFFER MATERIALLY DUE TO A VARIETY OF FACTORS. THESE FACTORS INVOLVE RISKS AND UNCERTAINTIES RELATING TO, AMONG OTHER THINGS, GENERAL ECONOMIC AND MARKET CONDITIONS, COMPETITIVE CONDITIONS WITHIN THE SECURITIES INDUSTRY, CHANGES IN INTEREST RATES, STOCK MARKET PRICES AND INVESTMENT FUND CASH INFLOWS OR OUTFLOWS, CHANGES IN THE TECHNOLOGY AND HEALTHCARE INDUSTRIES AND OTHER INDUSTRIES IN WHICH THE COMPANY IS ACTIVE, CHANGES IN DEMAND FOR INVESTMENT BANKING AND SECURITIES BROKERAGE SERVICES, THE COMPANY'S ABILITY TO RECRUIT AND RETAIN KEY EMPLOYEES, CHANGES IN SECURITIES AND BANKING LAWS AND REGULATIONS, TRADING AND PRINCIPAL INVESTMENT ACTIVITIES, LITIGATION AND OTHER FACTORS DISCUSSED BELOW IN "OVERVIEW." THE COMPANY'S ANNUAL REPORT ON FORM 10-K (THE "FORM 10-K") FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION CONTAINS ADDITIONAL INFORMATION ABOUT THESE AND OTHER RISKS AND UNCERTAINTIES.

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

     Effective March 3, 1999, the Company sold its 100 percent interest in Hambrecht & Quist Euromarkets, S.A. to a U.K.-based investment banking firm. The Company will continue and further develop its European operations from London, where it already has a branch office.

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

EFFECTS OF PRINCIPAL INVESTMENT ACTIVITIES

     The Company makes principal investments for strategic purposes and financial returns. As part of the Company's principal investment activities, it purchases equity and debt securities or makes commitments to purchase such securities from public and private companies. Such investments may involve substantial amounts of capital and significant exposure to any one company or business, as well as to market, credit and liquidity risks. The Company purchased $50.2 million and $24.3 million in principal investments during the six months ended March 31, 1998 and 1999, respectively. The Company expects to continue its principal investment activities in subsequent quarters through direct investments in public and private companies, investments in funds managed by the Company or by investment management entities in which the Company has an interest, and investments in joint ventures. However, there can be no assurance that the level and quality of potential investment opportunities made available to the Company will be sufficient to support such historical levels of principal investing or that any future or historical investments will achieve a level of financial performance consistent with the Company's objectives.

     The Company accounts for its marketable investments in public companies at prevailing market prices, less discounts for illiquid or restricted holdings. The Company accounts for its nonmarketable investments in private companies at estimated fair value as determined by management of the Company.

Such marketable and nonmarketable investments are presented in the Company's balance sheets as long-term investments. At September 30, 1998 and March 31, 1999, the Company's long-term investments totaled $129.6 million and $131.9 million, respectively. Net investment gains are included in the Company's statement of operations and include net realized gains and losses and the net change in unrealized gains and losses for the period. For the three month periods ended March 31, 1998 and 1999, the Company recorded net investment gains of $9.1 million and $13.3 million, respectively and for the six month periods ended March 31, 1998 and 1999, the Company recorded net investment gains of $9.8 million and $27.8 million, respectively.

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

     The Company uses software and related information technologies that will be affected by the date change in the year 2000. The year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. When the century date change occurs, certain date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may result in a systems failure or cause systems to process critical financial and operational information incorrectly. Additionally, the Company relies on certain noninformation technology systems, such as communications and building operations systems, that could also be affected by the date change. The failure of these noninformation technology systems could interrupt or shut down business operations for some period of time.

     Based on ongoing assessments and testing, the Company has been modifying or replacing portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. Lewco, the Company's clearing firm, has also been modifying or replacing significant portions of its software used in connection with processing Company and customer trading activity and maintaining Company and customer information. The Company believes that its most significant exposure to the year 2000 issue is through the clearing activities performed for it by Lewco. While the Company holds an ownership position in Lewco and is responsible for a percentage of the costs incurred by Lewco to address the issue, the Company does not control the management of the year 2000 problem by Lewco and is dependent on Lewco's ability to correctly disclose its year 2000 compliance progress to the Company and to adequately address the issue. The Company believes that with the modifications to existing software and conversions to new software by both it and Lewco, the adverse effects of the year 2000 issue will be mitigated. However, if all such necessary modifications and conversions are not made, or are not completed in a timely manner, the year 2000 issue could have a material impact on the operations, liquidity and financial condition of the Company, could lead to enforcement actions by regulatory agencies and could expose it to third party liability.

     The Company engaged an independent consulting firm to assist in impact analysis, solution design and project planning; however, the Company retains all responsibility for its year 2000 issues, plans and compliance efforts. The year 2000 plan followed by the Company contains four phases: phase one is the identification and prioritization of all in-house and third party information technology and noninformation technology systems; phase two is the diagnostic testing of all critical information technology and noninformation technology systems for year 2000 compliance; phase three is the implementation of solutions, including all necessary repair work, modifications, and replacements to system software and hardware, and retesting; and phase four is the execution of the contingency plan created during phases one through three for those areas where repair work fails. The Company substantially completed phase one in December 1998 and phase two in April 1999. The Company expects to complete phase three by August 1999, leaving four months to execute any necessary contingency plan actions described in phase four.

     Lewco has been participating in industry wide testing on the Company's behalf. Testing of mission critical systems with several of the major exchanges started in January 1999. The Company has also participated in "point to point" testing with Lewco and other third party systems, and will continue to do so. The Company migrated all of its end-user computers and file and print servers to the Intel-NT platform during April and May 1999. This migration was planned apart from any year 2000 issue, and therefore the costs are not included in the year 2000 budget described below. The Company expects to enact a hardware and software "freeze" from October 1999 through the year end; only regulatory or business critical changes will be made during this time frame. All such changes will undergo year 2000 validation testing prior to being implemented.

     The total cost associated with the Company's year 2000 plan is not expected to be material to the Company's financial position. For all phases, the Company has budgeted an incremental $2.0 million. A majority of the $2.0 million budgeted has been and will be incurred and expensed in the Company's 1999 fiscal year. This figure includes expenses for testing, programming changes, replacement hardware and software, consultant fees, and related payroll costs for its IT group and other employees on the year 2000 team. During the three months and six months ended March 31, 1999, approximately $60,000 and $560,000, respectively was incurred and expensed. None of the Company's other information technology projects have been delayed due to the implementation of its year 2000 plan.

     With respect to Lewco's efforts, the Company has not devoted material amounts of its labor resources, but has incurred certain expenses as a result of its ownership interest in Lewco. In total, the Company's portion of expenses that have been and will be incurred is approximately $2.5 million. The Company's portion of the expenses incurred to address this issue as budgeted by Lewco is expected to be approximately $880,000 in fiscal 1999; this amount has been and will be funded through operating cash flows. During the three months and six months ended March 31, 1999, H&Q's share of Lewco's expenses was $40,000 and $570,000, respectively, and is included in brokerage and clearance expenses.

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

     The Company has contacted all of its major vendors to assess their compliance efforts and the Company's exposure in the event of failure of their efforts. The Company has received responses from all such vendors, has tailored its own year 2000 plan accordingly, and in some cases continues to monitor certain vendors' compliance progress. In addition to Lewco, the Company relies on various third party systems or services to conduct its business, including Nasdaq, Inc., the New York Stock Exchange, Inc. and regional and national telecommunications and market data services providers. The failure of any of these entities to satisfactorily address the year 2000 issue could have a material adverse effect on the

Company's operations, liquidity and financial condition. The Company is presently monitoring the progress of these and other entities' year 2000 compliance. Although the Company is developing a contingency plan, if certain third party systems and services, such as stock exchanges, major utility providers or Lewco fail, it is unlikely that a contingency plan could be developed to adequately protect against business disruption due to such failures.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     REVENUES. Total revenues for the period increased 43% from $107.4 million for the three months ended March 31, 1998 to $153.2 million for the three months ended March 31, 1999.

     Principal transactions revenue increased 62% from $27.8 million to $45.0 million due primarily to increased volumes in the OTC business.

     Commissions increased 23% from $13.2 million to $16.2 million. This increase was primarily due to an increase in NYSE-listed transactions.

     Investment banking revenue increased 98% from $24.0 million to $47.6 million, and increased as a percentage of revenues from 22% to 31%. The Company managed or co-managed 22 public offerings during the three month period ended March 31, 1998, compared to 33 during the three month period ended March 31, 1999.

     Corporate finance fees decreased 2% from $19.8 million to $19.5.

     Interest and dividends increased 3% from $6.4 million to $6.6 million.

     Net investment gains for the three month period increased 46% from $9.1million to $13.3 million. For the three months ended March 31, 1998, there were realized gains of $4.7 million and a change in unrealized gains of $4.4 million. For the three months ended March 31, 1999, there were realized gains of $5.8 million and a change in unrealized gains of $7.5 million.

     Other revenues decreased 30% from $7.1 million to $5.0 million. The decrease related primarily to decreases in accrued profit participation distributions from venture funds managed by the Company.

     EXPENSES. Total expenses for the period increased 36% from $79.4 million for the three months ended March 31, 1998 to $107.9 million for the three months ended March 31, 1999.

     Compensation and benefits expense increased 43% from $53.7 million to $76.6 million. The increase was due primarily to higher incentive compensation expenses accrued on higher revenues. Compensation and benefits expense as a percentage of total revenues was 50% in both periods.

     Brokerage and clearance expense increased 60% from $5.8 million to $9.3 million. The percentage increase was primarily attributable to higher charges from Lewco, which include H&Q's allocation of year 2000 systems programming changes, and higher floor brokerage charges related to increased commissions.

     Occupancy and equipment expense decreased 14% from $5.6 million to $4.8 million. The decrease was due primarily to lower depreciation expense attributable to the Company's current efforts to replace its employees' personal computers and related infrastructure with leased equipment.

     Communications expense decreased 3% from $3.8 million to $3.7 million.

     Interest expense decreased 25% from $913,000 to $685,000 primarily due to lower interest paid on the financing of customer balances.

     Other expenses increased 36% from $9.5 million to $12.9 million. This increase was due primarily to increased IT consulting fees and a loss on sale of HQEM.

     INCOME TAX PROVISION. The Company's effective income tax rate was 43% for the three months ended March 31, 1998 and 1999.

SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

     REVENUES. Total revenues for the period increased 27% from $199.0 million for the six months ended March 31, 1998 to $253.1 million for the six months ended March 31, 1999.

     Principal transactions revenue increased 42% from $55.1 million to $78.0 million due primarily to increased volumes in the OTC business.

     Commissions increased 28% from $24.5 million to $31.4 million. This increase was primarily due to an increase in NYSE-listed transactions.

     Investment banking revenue increased 22% from $46.9 million to $57.2 million, and decreased as a percentage of revenues from 24% to 23%. The Company managed or co-managed 43 public offerings during the six month period ended March 31, 1998, compared to 40 during the six month period ended March 31, 1999.

     Corporate finance fees decreased 10% from $37.3 million to $33.6 million due primarily to the completion of fewer merger and acquisition transactions during the six month period ended March 31, 1999.

     Interest and dividends increased 2% from $12.7 million to $13.0 million.

     Net investment gains for the six month period increased 184% from $9.8 million to $27.8 million. For the six months ended March 31, 1998, there were realized gains of $12.6 million offset by a change in unrealized losses of $2.8 million. For the six months ended March 31, 1999, there were realized gains of $10.2 million and a change in unrealized gains of $17.6 million.

     Other revenues decreased 5% from $12.7 million to $12.1 million.

     EXPENSES. Total expenses for the period increased 17% from $159.3 million for the six months ended March 31, 1998 to $186.6 million for the six months ended March 31, 1999.

     Compensation and benefits expense increased 27% from $99.5 million to $126.5 million. The increase was due primarily to higher incentive compensation expenses accrued on higher revenues. Compensation and benefits expense as a percentage of total revenues was 50% in both periods.

     Brokerage and clearance expense increased 51% from $11.1 million to $16.8 million. The percentage increase was primarily attributable to higher charges from Lewco, which include H&Q's allocation of year 2000 systems programming changes, and higher floor brokerage charges related to increased commissions.

     Occupancy and equipment expense decreased 8% from $11.1 million to $10.2 million. The decrease was due primarily to lower depreciation expense attributable to the Company's current efforts to replace its employees' personal computers and related infrastructure with leased equipment.

     Communications expense increased 1% from $7.3 million to $7.4 million.

     Interest expense decreased 25% from $2.0 million to $1.5 million primarily due to lower interest paid on the financing of customer balances.

     Other expenses decreased 14% from $28.3 million to $24.2 million. This decrease was due primarily to a charge in December 1997 of $8.0 million for the Company's unaccrued portion of its settlement of the Nasdaq market-makers antitrust class action litigation offset by increased IT consulting fees and a loss on sale of HQEM.

     Income Tax Provision. The Company's effective income tax rate was 43% for the six months ended March 31, 1998 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically satisfied its funding needs with its own capital resources, consisting almost entirely of internally generated retained earnings. As of March 31, 1999, the Company had liquid assets consisting primarily of cash and cash equivalents of $67.1 million and amounts on deposit with Lewco of $165,118,250 million. Such amounts on deposit with Lewco are a component of the March 31, 1999 receivable from Lewco of $70.1 million. As of March 31, 1999, Guaranty Finance had a bank line of credit of $25.0 million with no balance outstanding, which expired on April 30, 1999. While the Company has not required additional bank financing during the past several years, it has available an additional $20.0 million committed line of credit with a commercial bank expiring April 30, 2000.

     The Company's consolidated balance sheet reflects the Company's relatively unleveraged financial position. The ratio of assets to equity as of March 31, 1999 was approximately 2.1:1. The Company's assets include receivables from customers and Lewco, securities held for trading purposes, short-term investments and securities held for investment purposes. A substantial portion of the Company's receivables are secured by customer securities or security transactions in the process of settlement. Securities held for trading purposes are actively traded and readily marketable. As of March 31, 1999, securities held for trading purposes include government securities mutual funds totaling $14.6 million. Securities held for investment purposes are for the most part illiquid and are carried at valuations that reflect this lack of liquidity.

     H&Q LLC, as a broker-dealer, is registered with the SEC and is a member of the NASD and the NYSE. As such, H&Q LLC is subject to the capital requirements of these regulatory entities. H&Q LLC's regulatory net capital has historically exceeded these minimum requirements. As of March 31, 1999, H&Q LLC was required to maintain minimum regulatory net capital in accordance with SEC rules of approximately $6.6 million and had total regulatory net capital of approximately $67.0 million, or approximately $60.4 million in excess of its requirement.

     The Company believes that its current level of equity capital, combined with funds anticipated to be generated from operations, will be adequate to fund its operations for the foreseeable future.

RISK MANAGEMENT

RISK MANAGEMENT CONTROL STRUCTURE

     The Company has established various policies and procedures for the management of its exposure to operating, principal and credit risks. Operating risk arises out of the daily conduct of the Company's business and relates to the possibility that one or more of the Company's personnel could commit the Company to imprudent business activities or to the possibility of improper processing of transactions. Principal risk relates to the fact that the Company owns a variety of investments which are subject to changes in value and could cause the Company to incur material losses. Credit risk occurs because the Company extends credit to various of its customers in the form of margin and other types of loans.

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

     The Company attempts to limit its exposure to market risk on securities held as a result of its daily trading activities by limiting its intraday and overnight inventory of trading securities to that needed to provide the appropriate level of liquidity in the securities for which it is a market maker. Security inventory positions are balanced and marked to market daily. At March 31, 1999, the fair value of the Company's trading securities was $51.2 million in long positions and $25.2 million in short positions. The net potential loss in fair value at March 31, 1999, using a 10% hypothetical decline in prices, is estimated to be approximately $2.6 million. Occasionally, the Company enters into exchange-traded option contracts to hedge against potential losses in inventory positions, thus reducing the potential loss exposure. Such options are marked to market and are included in the Company's marketable trading securities portfolio.

     The Company's primary method of limiting market risk on securities positions held in the Company's long-term investment portfolio is to liquidate positions when they become freely tradable. The Company's long-term investment portfolio consists primarily of marketable and nonmarketable equity ownerships in numerous portfolio companies. Many of the marketable securities owned by the Company result from the public registration by the portfolio company of previously private, nonmarketable shares. In these cases, the Company is nearly always subject to trading restrictions that prevent the Company from disposing of the security until all such restrictions expire. Additionally, the extent of the Company's ownership or the nature of its relationship to the investee company may impose additional trading restrictions on the Company's investment. Based on individual securities reviews, the Company may elect to hold freely tradable marketable security positions for a period after the restrictions have lapsed. In some cases, such positions are monitored daily. At March 31, 1999, the fair value of the Company's marketable long-term investment securities was $51.9 million. The net potential loss in fair value, using a 10% hypothetical decline in prices, is estimated to be approximately $5.2 million. In the case of larger holdings of marketable investment securities, the Company may enter into various hedge contracts such as options to reduce the Company's potential loss exposure. The effects of such hedge contracts are included in the Company's valuation of the hedged security.

     The Company has consistently applied the above risk management methods during the past quarter and expects to maintain the same methodologies and procedures in future reporting periods. .

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 3 is set forth in Item 2 under the heading "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Risk Management - Market Risk."

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     Certain significant legal proceedings and matters have been previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Following is a summary of recent material developments in such proceedings.

     ASPEC TECHNOLOGY, INC. SECURITIES LITIGATION

     The state court cases have been consolidated under the Jonas case and a Consolidated Class Action Complaint was filed on January 29, 1999, alleging violations of California and federal securities laws.

     BMJ MEDICAL MANAGEMENT, INC. SECURITIES LITIGATION

     On March 8, 1999, the state court case was removed to the federal bankruptcy court in Miami on the ground that the claims asserted there arise out of or are related to the BMJ bankruptcy proceedings. A motion to remand the case to the state court was subsequently filed and is pending. In the federal class action case, on April 12, 1999, the court dismissed the state law claim and denied the defendants' motions to dismiss the federal securities law claims. In an adversary proceeding filed by BMJ, BMJ v. Sapir, et al., Adv. Pro. No. 99-68, the Delaware bankruptcy court declined to stay the litigation, but imposed certain restrictions on discovery and other matters.

     CYBERMEDIA, INC. SECURITIES LITIGATION

     On March 7, 1999, the plaintiffs filed a Second Amended Consolidated Complaint against most of the same defendants, including H&Q and its research analyst.

     DAOU SYSTEMS, INC. SECURITIES LITIGATION

     The underwriters have been voluntarily dismissed from the litigation without prejudice.

     EVOLVING SYSTEMS, INC. SECURITIES LITIGATION

     The case has been settled. The underwriters did not contribute to the settlement.

     INDIVIDUAL, INC. SECURITIES LITIGATION

     On March 22, 1999, the Court of Appeals affirmed the district court's dismissal of the complaint. The plaintiffs thereafter petitioned for rehearing; on April 14, 1999, the petition was denied.

     PUBLIC OFFERING FEE ANTITRUST LITIGATION

     On February 11, 1999, the court ordered that the three complaints previously filed as Gillet v. Goldman, Sachs & Co., et al., Prager v. Goldman, Sachs & Co., et al., and Holzman v. Goldman Sachs & Co., et al. be consolidated under the caption In Re Public Offering Fee Antitrust Litigation, Civil Action No. 98 Civ. 7890 (LMM)(SEG). On March 15, 1999, the plaintiffs filed a consolidated amended complaint against H&Q and 24 other underwriters. The consolidated amended complaint alleges that defendants conspired to fix the "fee" paid by purported class members to buy and sell IPO securities of

U.S. companies by invariably setting the underwriters' spread at 7%, particularly in issuances of $20 million to $80 million, in violation of Section 1 of the Sherman Act. The Consolidated Amended Complaint seeks treble damages and injunctive relief, as well as reasonable attorneys' fees and costs. On April 29, 1999, the defendants filed a motion to dismiss. Separately, the Antitrust Division of the United States Department of Justice has begun a civil investigation into essentially the same matters.

     OMEGA RESEARCH SECURITIES LITIGATION

     On February 26, 1999, the district court granted in part and denied in part the motions to dismiss, and granted the plaintiffs the opportunity to file an amended complaint as to certain claims. On March 23, 1999, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Eleventh Circuit. On April 23, 1999, the plaintiffs and defendants agreed to Stipulated Voluntary Dismissal of Appeal, thereby ending the litigation.

     SCHADE V HAMBRECHT & QUIST GROUP

     The dismissal of the case remains on appeal. The SEC and NASD investigations are continuing with respect to IPO allocations by H&Q and other investment banks.

     SS&C TECHNOLOGIES, INC. SECURITIES LITIGATION

     The parties have agreed to a settlement of the litigation. The agreement does not require a payment by the underwriters.

     STB SYSTEMS, INC. SECURITIES LITIGATION

     On April 9, 1999, the court issued an order sustaining in part and overruling in part defendants' Special Exceptions to Plaintiff's Original Petition. On April 23, 1999, plaintiffs filed a First Amended Petition for Damages, Injunctive and Other Equitable Relief. Discovery has been stayed pending the filing and consideration of further motions.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The Company's Annual Meeting of Stockholders was held on February 24, 1999.

     (b)  Not applicable.

     (c) At the Annual Meeting of Stockholders, the following matters were voted upon: (i) the election of two persons to Class III of the Board of Directors of the Company, (ii) the proposal to amend and restate the Company's 1996 Equity Plan and (iii) the ratification of the appointment of Arthur Andersen LLP, as independent public accountants for the Company for the fiscal year ending September 30, 1999.

     The results of the voting on matters presented at the Annual Meeting of Stockholders were as follows:

1.     ELECTION OF CLASS III DIRECTORS

                                                               WITHHOLD
         NAME OF NOMINEE                FOR                    AUTHORITY
         ----------------           ----------                 ---------
         William E. Mayer           21,345,937                  95,875
         Edmund H. Shea, Jr.        21,345,919                  95,893


2.     AMENDMENT AND RESTATEMENT OF 1996 EQUITY PLAN

                                                                              BROKER
                                        FOR          AGAINST    ABSTAIN      NON-VOTES
                                      ----------    ---------   --------     ----------

Proposal to amend and restate the     11,613,491    3,767,554    339,413      5,721,354
Company's 1996 Equity Plan



3.   RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANTS


                                                FOR        AGAINST    ABSTAIN
                                             ----------    -------    --------
Ratification of the appointment of Arthur
Andersen LLP as the Company's independent    21,098,334    54,627       288,851
public accountants



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         a)       Exhibits

                  EXHIBIT
                  NUMBER            DESCRIPTION
                  -------           ------------
                    3.02            Registrant's Bylaws, as amended.
                   10.24            Credit Agreement dated as of April 30, 1999
                                    between Hambrecht & Quist California and
                                    Bank of America NT & SA.
                   27               Financial Data Schedule.


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

                                 HAMBRECHT & QUIST GROUP,
                                 a Delaware Corporation


                                 By:   /s/ Patrick J. Allen
                                       -------------------------
                                       Patrick J. Allen
                                       Chief Financial Officer

                                     (On behalf of the Registrant and as
                                      Principal Financial and Accounting
                                      officer)

Date:  May 12, 1999

                                  EXHIBIT INDEX


EXHIBIT
NUMBER               DESCRIPTION
------               -----------

 3.02      Registrant's Bylaws, as amended.
10.24      Credit  Agreement  dated as of  April  30,  1999
           between  Hambrecht  & Quist
           California and Bank of America NT & SA.
27         Financial Data Schedule.