Form 10-Q
period 1999-06-30
HAMBRECHT & QUIST GROUP
filed 1999-08-13
CIK 1017267

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-Q

(Mark One)

  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



     24,444,585 shares of Common Stock were issued and outstanding as of August 10, 1999.

                             HAMBRECHT & QUIST GROUP
                                      INDEX



                                                                          Page
PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements.............................................   3

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................ 13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........ 22

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings................................................. 23

Item 6.   Exhibits and Reports on Form 8-K.................................. 24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             HAMBRECHT & QUIST GROUP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1998 AND JUNE 30, 1999

                                                                                         SEPTEMBER 30,       JUNE 30,
                                                                                             1998              1999
                                                                                        ----------------  ---------------
                                                                                                           (unaudited)
                                     ASSETS

Cash and cash equivalents..............................................................  $ 66,959,567      $ 31,262,115
Receivables:
  Customers (net of allowance of $1,175,000 and $1,400,000, respectively) .............   215,657,363       371,621,947
  Lewco Securities Corp................................................................            --        16,600,536
  Syndicate managers...................................................................    11,013,798        33,608,518
  Related parties......................................................................    17,632,094        22,233,244
  Notes  (net of allowance of $4,341,348 and $4,207,777, respectively).................    13,554,957         8,970,839
  Income taxes.........................................................................     4,032,103                --
  Other................................................................................    20,486,412        32,639,591
Marketable trading securities, at market value.........................................    31,677,092        53,276,599
Long-term investments, at estimated fair value.........................................   129,622,466       137,290,435
Deferred income taxes..................................................................    75,813,545        86,471,117
Furniture, equipment and leasehold improvements, net of accumulated depreciation and
  Amortization.........................................................................    16,962,409        16,135,183
Other assets ..........................................................................     3,256,553         4,452,641
                                                                                        ----------------  ---------------
          Total assets.................................................................  $606,668,359      $814,562,765
                                                                                        ================  ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Payables:
  Customers............................................................................  $ 83,221,535      $123,773,808
  Compensation and benefits............................................................   123,933,699       152,136,782
  Lewco Securities Corp. ..............................................................    11,396,221                --
  Syndicate settlements................................................................     4,442,449        24,121,120
  Income taxes payable.................................................................            --         8,509,135
  Trade accounts payable...............................................................     2,897,223         8,806,115
  Accrued expenses and other...........................................................    25,898,187        35,153,425
Securities sold, not yet purchased, at market value....................................    18,122,784        37,327,697
Debt obligations.......................................................................            --         1,500,000
                                                                                        ----------------  ---------------
          Total liabilities............................................................   269,912,098       391,328,082
                                                                                        ----------------  ---------------

Commitments and contingencies

Stockholders' equity:
  Common stock (par value $0.01 and 100,000,000 shares authorized, 24,561,944
  and 24,642,991 shares issued, respectively) .........................................        245,619          246,430
  Additional paid-in capital...........................................................    157,217,641      155,566,803
  Stock notes receivable from employees................................................     (3,079,872)      (2,158,248)
  Retained earnings....................................................................    207,441,350      282,444,230
  Unrealized losses on investments available for sale, net.............................     (3,258,584)      (3,901,700)
  Cumulative translation loss..........................................................       (144,671)              --
  Treasury stock, at cost (978,802 and 259,847 shares, respectively)                       (21,665,222)      (8,962,832)
                                                                                        ----------------  ---------------
          Total stockholders' equity...................................................    336,756,261       423,234,683
                                                                                        ----------------  ---------------
          Total liabilities and stockholders' equity...................................   $606,668,359      $814,562,765
                                                                                        ================  ===============


The accompanying notes are an integral part of these statements.

                             HAMBRECHT & QUIST GROUP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1998 AND 1999



                                                FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                              --------------------------------  -------------------------------
                                                   1998             1999             1998            1999
                                              ---------------  ---------------  --------------- ---------------
                                                        (UNAUDITED)                      (UNAUDITED)

REVENUES:
  Principal transactions.....................   $ 27,123,478     $ 45,800,173     $ 82,193,004    $123,780,372
  Commissions................................     12,808,123       18,468,148       37,287,505      49,878,216
  Investment banking.........................     28,225,102       58,288,923       75,136,965     115,464,498
  Corporate finance fees.....................     20,000,124       35,257,972       57,311,098      68,897,553
  Interest and dividends.....................      6,797,761        6,935,529       19,532,582      19,889,918
  Net investment gains.......................      1,576,572        4,170,075       11,354,284      31,968,978
  Other......................................      6,257,610        9,220,064       18,991,270      21,352,080
                                              ---------------  ---------------  --------------- ---------------

    Total revenues...........................    102,788,770      178,140,884      301,806,708     431,231,615
                                              ---------------  ---------------  --------------- ---------------

EXPENSES:
  Compensation and benefits..................     51,606,410       84,239,278      151,115,379     210,784,634
  Brokerage and clearance....................      6,518,429        5,033,453       17,570,942      21,799,852
  Occupancy and equipment....................      6,162,844        6,154,227       17,265,654      16,381,754
  Communications.............................      3,795,801        3,893,371       11,124,879      11,280,725
  Interest...................................        975,955        1,219,525        3,013,363       2,710,305
  Other......................................      9,328,762       12,486,908       37,639,144      36,690,345
                                              ---------------  ---------------  --------------- ---------------

    Total expenses...........................     78,388,201      113,026,762      237,729,361     299,647,615
                                              ---------------  ---------------  --------------- ---------------
    Income before income tax provision.......     24,400,569       65,114,122       64,077,347     131,584,000
INCOME TAX PROVISION.........................     10,488,180       27,999,072       27,549,195      56,581,120
                                              ---------------  ---------------  --------------- ---------------
    Net income...............................   $ 13,912,389     $ 37,115,050     $ 36,528,152    $ 75,002,880
                                              ===============  ===============  =============== ===============

EARNINGS PER SHARE:
  Basic......................................     $0.57            $1.51            $1.50           $3.05
  Diluted....................................     $0.52            $1.39            $1.37           $2.83

WEIGHTED AVERAGE SHARES:
  Basic......................................     24,534,385       24,514,100       24,424,145      24,565,708
  Diluted....................................     26,653,279       26,697,817       26,613,378      26,502,630






The accompanying notes are an integral part of these statements.

                             HAMBRECHT & QUIST GROUP
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEAR ENDED SEPTEMBER 30, 1998 AND NINE MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)


                                      NUMBER OF                      ADDITIONAL
                                       COMMON       COMMON STOCK       PAID-IN       STOCK NOTES      RETAINED       UNREALIZED
                                       SHARES                          CAPITAL       RECEIVABLE       EARNINGS       LOSSES, NET
                                    --------------  --------------  --------------  --------------  --------------  ---------------
BALANCE, SEPTEMBER 30, 1997........    23,790,337   $    237,903   $ 136,271,533    $ (5,620,260)   $ 167,230,812    $   (303,117)
     Sales of common stock.........       894,316          8,943      25,297,557              -                -               -
     Forfeitures of common stock...      (122,709)        (1,227)     (2,422,351)             -                -               -
     Reductions of stock notes.....            -              -               -        2,540,388               -               -
     Net income....................            -              -               -               -        40,210,538              -
     Change in net unrealized losses           -              -               -               -                -       (2,955,467)
     Translation loss..............            -              -               -               -                -               -
     Treasury stock transactions...            -              -       (1,929,098)             -                -               -
                                    --------------  --------------  --------------  --------------  --------------  --------------
BALANCE, SEPTEMBER 30, 1998........    24,561,944         245,619    157,217,641      (3,079,872)     207,441,350      (3,258,584)
     Sales of common stock                182,135           1,821      5,832,291              -                -               -
     Forfeitures of common stock...      (101,088)         (1,010)    (1,979,674)             -                -               -
     Reductions of stock notes.....            -               -              -          921,624               -               -
     Net income....................            -               -              -               -        75,002,880              -
     Change in net unrealized losses           -               -              -               -                -         (643,116)
     Translation loss..............            -               -              -               -                -               -
     Treasury stock transactions...            -               -      (5,503,455)             -                -               -
                                    --------------  --------------  --------------  --------------  --------------  --------------

BALANCE, JUNE 30, 1999.............    24,642,991   $     246,430  $ 155,566,803    $ (2,158,248)   $ 282,444,230    $  (3,901,700)
                                    ==============  ==============  ==============  ==============  ==============  ==============


                                    CUMULATIVE      TREASURY
                                    TRANSLATION     STOCK, AT         TOTAL
                                       LOSS           COST
                                  --------------  --------------  --------------
BALANCE, SEPTEMBER 30, 1997.......        -       $  (438,876)     $297,377,995
     Sales of common stock........        -                -         25,306,500
     Forfeitures of common stock..        -                -         (2,423,578)
     Reductions of stock notes....        -                -          2,540,388
     Net income...................        -                -         40,210,538
     Change in net unrealized loss        -                -         (2,955,467)
     Translation loss.............  (144,671)              -           (144,671)
     Treasury stock transactions..        -       (21,226,346)      (23,155,444)
                                  --------------  --------------  --------------

BALANCE, SEPTEMBER 30, 1998.......  (144,671)     (21,665,222)      336,756,261
     Sales of common stock                -                -          5,834,112
     Forfeitures of common stock..        -                -         (1,980,684)
     Reductions of stock notes....        -                -            921,624
     Net income...................        -                -         75,002,880
     Change in net unrealized loss        -                -           (643,116)
     Translation loss.............   144,671               -            144,671
     Treasury stock transactions..        -        12,702,390         7,198,935
                                  --------------  --------------  --------------

BALANCE, JUNE 30, 1999............$       -       $(8,962,832)     $423,234,683
                                  ==============  ==============  ==============


     The accompanying notes are an integral part of these statements.

                             HAMBRECHT & QUIST GROUP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1999

                                                                               1998             1999
                                                                         ---------------  ----------------
                                                                                    (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES.....................................   18,688,450      (43,561,369)
                                                                         ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of long-term investments.....................................  (61,113,378)     (39,681,002)
  Proceeds from sales/distributions of long-term investments.............   38,242,551       63,239,818
  Purchases of furniture, equipment and leasehold improvements...........   (5,978,778)      (4,404,060)
  Increases in notes receivable..........................................  (11,345,000)      (4,813,501)
  Repayments of notes receivable.........................................   11,374,988        9,531,190
  Other, net.............................................................    4,559,381              --
                                                                         ---------------  ----------------

          Net cash and cash equivalents provided by (used in) investing
            Activities...................................................  (24,260,236)      23,872,445
                                                                         ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations.........................................    9,500,000        1,500,000
  Repayments of debt obligations.........................................  (12,200,000)             --
  Proceeds from sales of common stock....................................    4,514,832        5,091,579
  Purchases of treasury stock............................................          --       (22,461,357)
  Other, net.............................................................     (187,500)        (138,750)
                                                                         ---------------  ----------------

          Net cash and cash equivalents provided by (used in) financing
            activities...................................................    1,627,332      (16,008,528)
                                                                         ---------------  ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................   (3,944,454)     (35,697,452)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................   42,637,732       66,959,567
                                                                         ---------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD............................... $ 38,693,278     $ 31,262,115
                                                                         ===============  ================

     The accompanying notes are an integral part of these statements.

                             HAMBRECHT & QUIST GROUP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

     The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 1999 and the results of operations and cash flows for the three month and nine month periods ended June 30, 1998 and 1999.

     Certain amounts in the fiscal 1998 financial statements have been reclassified to conform to the fiscal 1999 presentation.


2.   COMPREHENSIVE INCOME:

     The Company adopted SFAS 130 as of October 1, 1998. The after-tax components of comprehensive income for the three month and nine month periods ended June 30, 1998 and 1999 are as follows:



                                                        FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                 JUNE 30,                            JUNE 30,
                                                      ------------------------------    ------------------------------
                                                         1998             1999              1998             1999
                                                      -------------    -------------    -------------   --------------

Net income.........................................   $13,912,389      $37,115,050      $36,528,152      $75,002,880
Components of other comprehensive income
  (loss):
  Net unrealized gains (losses) on investments
     available for sale............................      (455,512)          24,138       (3,275,579)        (643,116)
  Foreign currency translation adjustment..........       (94,564)             --          (235,498)         144,671
                                                      -------------    -------------    -------------   --------------

Comprehensive income...............................   $13,362,313      $37,139,188      $33,017,075      $74,504,435
                                                      =============    =============    =============    =============


3.   EARNINGS PER SHARE:

     The Company's basic and diluted earnings per share for the three month and nine month periods ended June 30, 1998 and 1999 are as follows:

                                                       WEIGHTED
                                                       AVERAGE         PER SHARE
                                      NET INCOME        SHARES          AMOUNTS
                                    --------------- ---------------  -----------
FOR THE THREE MONTHS ENDED -
June 30, 1998:
  Basic earnings per share.........    $13,912,389      24,534,385       $0.57
  Options outstanding..............             --       2,118,894
                                    --------------- ---------------
  Diluted earnings per share.......    $13,912,389      26,653,279       $0.52
                                    =============== ===============

June 30, 1999:
  Basic earnings per share.........    $37,115,050      24,514,100       $1.51
  Options outstanding..............             --       2,183,717
                                    --------------- ---------------
  Diluted earnings per share.......    $37,115,050      26,697,817       $1.39
                                    =============== ===============

FOR THE NINE MONTHS ENDED -
June 30, 1998:
  Basic earnings per share.........    $36,528,152      24,424,145       $1.50
  Options outstanding..............             --       2,189,233
                                    --------------- ---------------
  Diluted earnings per share.......    $36,528,152      26,613,378       $1.37
                                    =============== ===============

June 30, 1999:
  Basic earnings per share.........    $75,002,880      24,565,708       $3.05
  Options outstanding..............             --       1,936,922
                                    --------------- ---------------
  Diluted earnings per share.......    $75,002,880      26,502,630       $2.83
                                    =============== ===============

4.   RECEIVABLES FROM RELATED PARTIES:

     At September 30, 1998 and June 30, 1999 receivables from related parties consisted of the following:



                                                            SEPTEMBER 30,       JUNE 30,
                                                               1998               1999
                                                            ---------------  ---------------

   Notes receivable from related parties and employees......   $ 2,034,354     $ 13,460,867
   Asset management fees and profit participations..........     7,240,551        7,118,233
   Related party and other advances.........................     8,357,189        1,654,144
                                                            ---------------  ---------------
                                                               $17,632,094     $ 22,233,244
                                                            ===============  ===============


     Notes receivable from related parties and employees as of June 30, 1999 include notes receivables of $11,518,976 from H&Q-managed employee investment funds.

     Asset management fees and profit participations at September 30, 1998 and June 30, 1999, include profit participations receivable of $7,240,551 and $6,604,316 respectively from venture and investment partnerships managed by Venture Partners. Included in other revenues are management fees and profit participation distributions from venture capital funds of $1,937,789 and $3,947,378 for the three month periods ended June 30, 1998 and 1999, respectively and $7,397,467 and $8,352,365 for the nine month periods ended June 30, 1998 and 1999, respectively.

     Related party and other advances include temporary advances made to related parties for operating expenses and to related parties, directors and employees for purchases of investments. Of the amount outstanding at June 30, 1999, $933,168 relates to advances to related parties, directors and employees for purchases of investments made on their behalf.


5.   MARKETABLE TRADING SECURITIES AND SECURITIES SOLD, NOT YET PURCHASED:

     At September 30, 1998 and June 30, 1999, marketable trading securities and securities sold, not yet purchased, consisted of the following:

                                            SEPTEMBER 30,       JUNE 30,
                                              1998               1999
                                           ---------------  ---------------
Marketable trading securities-
   Equity securities.....................     $ 8,994,939      $21,797,254
   Convertible bonds.....................      10,366,290       18,902,363
   Options...............................          79,062           --
     U.S. government securities..........      12,236,801       12,576,982
                                           ---------------  ---------------
                                              $31,677,092      $53,276,599
                                           ===============  ===============

Securities sold, not yet purchased-
   Equity securities.....................     $17,674,404      $34,094,032
   Convertible bonds.....................         373,852        3,233,665
   Options...............................          74,528               --
                                           ---------------  ---------------
                                              $18,122,784      $37,327,697
                                           ===============  ===============
6.   LONG-TERM INVESTMENTS:

     At September 30, 1998 and June 30, 1999, the Company's long-term investments, at estimated fair value, consisted of the following:



                                                                         SEPTEMBER 30,         JUNE 30,
                                                                             1998                1999
                                                                        -----------------  -----------------

Marketable equity securities available for sale by Guaranty
  Finance..............................................................     $  6,512,887      $  17,416,800
World Access, Inc. ....................................................       23,778,230                 --
Marketable equity securities - other...................................       23,559,166         34,985,459
                                                                        -----------------  -----------------
          Total marketable investments.................................       53,850,283         52,402,259
                                                                        -----------------  -----------------
Nonmarketable securities and investment partnership interests..........       50,116,787         52,017,219
Venture Partners and venture capital funds.............................       23,545,117         30,760,678
Lewco Securities.......................................................        2,110,279          2,110,279
                                                                        -----------------  -----------------
          Total nonmarketable investments..............................       75,772,183         84,888,176
                                                                        -----------------  -----------------
          Total long-term investments..................................     $129,622,466       $137,290,435
                                                                        =================  =================


     The cost of the Company's long-term investments at September 30, 1998 and June 30, 1999, was $153,916,280 and $148,462,544 respectively.

     Following is an analysis of the net investment gains for the three month and nine month periods ended June 30, 1998 and 1999:



                                                       FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                               JUNE 30,                           JUNE 30,
                                                     -------------------------------    -----------------------------
                                                          1998             1999              1998            1999
                                                     --------------   --------------    -------------   -------------


Realized gains....................................     $4,021,167       $8,688,678       $16,588,996     $17,557,817
Change in unrealized gains and (losses), net......     (2,444,595)      (4,518,603)       (5,234,712)     14,411,161
                                                    --------------   --------------    -------------   -------------
Net investment gains..............................      $1,576,572       $4,170,075       $11,354,284     $31,968,978
                                                    ==============   ==============    ==============  ==============


     The cost and estimated fair values of Guaranty Finance's investments in marketable equity securities available for sale at September 30, 1998 and June 30, 1999 are as follows:

                                             SEPTEMBER 30,       JUNE 30,
                                                   1998               1999
                                              --------------   ---------------
Cost........................................  $13,046,427        $25,239,795
Gross unrealized gains......................      641,714            607,021
Gross unrealized losses.....................   (7,175,254)        (8,430,016)
                                              --------------   ---------------
Estimated fair value........................   $ 6,512,887       $17,416,800
                                              ==============   ===============

     Gross proceeds, gross realized gains and gross realized losses from sales of Guaranty Finance's investments in marketable equity securities available for sale for the three month and nine month periods ended June 30, 1998 and 1999 are as follows:


                                               FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                        JUNE 30,                             JUNE 30,
                                             -------------------------------    ------------------------------
                                                   1998             1999           1998               1999
                                             ---------------    -------------   -------------     ------------

 Gross proceeds...........................    $661,530           $1,428,088     $5,950,596          $3,296,118
 Gross realized gains.....................     474,745               32,830      1,697,409           1,294,790
 Gross realized losses....................        --               (153,454)         --               (153,454)



7. EMPLOYEE BENEFIT PLANS:

     SAVINGS AND EMPLOYEE STOCK OWNERSHIP TRUST

     As of June 30, 1999, the ESOP owned approximately 5 percent of the H&Q common stock outstanding.

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

     STOCK OPTION PLANS

     Details of stock options are as follows:

                                          NUMBER
                                        OF SHARES         EXERCISE PRICE
                                      --------------   ---------------------
Outstanding at September 30, 1997....    5,567,156      $ 2.10 -  $31.06
  Granted............................      739,000      $13.75 -  $43.25
  Exercise...........................     (565,467)     $ 2.10 -  $22.13
  Canceled...........................     (414,412)     $ 4.60 -  $32.75
                                      --------------
Outstanding at September 30, 1998....    5,326,277      $ 2.10 -  $43.25
  Granted............................    1,674,250      $14.75 -  $31.88
  Exercised..........................     (786,937)     $ 2.10 -  $32.75
  Canceled...........................     (549,330)     $ 5.54 -  $43.25
                                      --------------
Outstanding at June 30, 1999.........    5,664,260      $ 2.10 -  $32.75
                                      ===============

     Of the outstanding options at June 30, 1999, 1,665,728 options to purchase shares had vested.


8.   TREASURY STOCK TRANSACTIONS:

     During fiscal 1998 and the nine months ended June 30, 1999, the Company's treasury stock transactions were as follows:

                                                 Shares           Cost
                                              -------------- ---------------

 Treasury shares at September 30, 1997.......       21,615    $   438,876
   Open market purchases.....................    1,115,000     25,481,284
   Employee benefit plan issuances...........     (157,813)    (4,254,938)
                                              --------------  --------------
 Treasury shares at September 30, 1998.......      978,802       21,665,222

   Open market purchases.....................      878,250       22,461,357
   Employee benefit plan issuances...........   (1,597,205)     (35,163,747)
                                              --------------  --------------

 Treasury shares at June 30, 1999............      259,847    $    8,962,832
                                              ==============  ===============


9.   NET CAPITAL REQUIREMENTS:

     At September 30, 1998 and June 30, 1999, H&Q LLC's regulatory net capital of $50,484,565 and $89,124,857, respectively, was 26 percent and 21 percent, respectively, of aggregate debit items at September 30, 1998 and June 30, 1999, and its net capital in excess of the minimum required was $46,533,220 and $80,828,488, respectively.

10.  COMMITMENTS AND CONTINGENCIES:

     Lewco conducts a stock borrow/stock loan business. On behalf of Lewco, the Company has agreed to guarantee its proportional share of secured loans resulting from this business. The Company's contingent liability relating to its net unsecured position under this indemnity agreement was $5,266,986 at June 30, 1999. Also, in connection with H&Q LLC's option trading activities, the Company has issued a letter of credit totaling $8,000,000 at June 30, 1999 with the Options Clearing Corporation.

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

     H&Q has indemnified certain of its officers, directors and agents, and certain of its affiliates, as permitted under applicable state law. Under these provisions, H&Q itself is and will be subject to indemnification assertions by officers, directors, agents or certain of its affiliates who are or may become defendants in litigation that may result in the normal course of business. Although the ultimate outcome of indemnification assertions outstanding as of June 30, 1999, cannot be ascertained at this time, it is the opinion of the Company's management, based on discussions with counsel, that the resolution of these assertions will not have a material adverse effect on the Company's financial statements taken as a whole.

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

EFFECTS OF COMPANY FACTORS AND GROWTH STRATEGIES

     The scope of the Company's business activities is expected to increase to include increased emphasis on building existing operations. The accompanying growth in the number of employees will create increased fixed expenses associated with compensation and benefits costs, occupancy and equipment costs and communications costs. Any failure to effectively manage the Company's growth through the investment in management personnel, financial and management systems and controls, and facilities could have an adverse effect on the Company's operations.

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

EFFECTS OF PRINCIPAL INVESTMENT ACTIVITIES

     The Company makes principal investments for strategic purposes and financial returns. As part of the Company's principal investment activities, it purchases equity and debt securities or makes commitments to purchase such securities from public and private companies. Such investments may involve substantial amounts of capital and significant exposure to any one company or business, as well as to market, credit and liquidity risks. The Company purchased $61.1 million and $39.7 million in principal investments during the nine months ended June 30, 1998 and 1999, respectively. The Company expects to continue its principal investment activities in subsequent quarters through direct investments in public and private companies, investments in funds managed by the Company or by investment management entities in which the Company has an interest, and investments in joint ventures. However, there can be no assurance that the level and quality of potential investment opportunities made available to the Company will be sufficient to support such historical levels of principal investing or that any future or historical investments will achieve a level of financial performance consistent with the Company's objectives.

     The Company accounts for its marketable investments in public companies at prevailing market prices, less discounts for illiquid or restricted holdings. The Company accounts for its nonmarketable investments in private companies at estimated fair value as determined by management of the Company. Such marketable and nonmarketable investments are presented in the Company's balance sheets as long-term investments. At September 30, 1998 and June 30, 1999, the Company's long-term investments totaled $129.6 million and $137.3 million, respectively. Net investment gains are included in the Company's statement of operations and include net realized gains and losses and the net change in unrealized gains and losses for the period. For the three month periods ended June 30, 1998 and 1999, the Company recorded net investment gains of $1.6 million and $4.2 million, respectively and for the nine month periods ended June 30, 1998 and 1999, the Company recorded net investment gains of $11.4 million and $32.0 million, respectively. The higher net investment gains in the 1999 period are attributed to appreciation across a large number of individual investments in the Company's portfolio.

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

     Based on ongoing assessments and testing, the Company has been modifying or replacing portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. Lewco, the Company's clearing firm, has also been modifying or replacing significant portions of its software used in connection with processing Company and customer trading activity and maintaining Company and customer information. The Company believes that its most significant exposure to the year 2000 issue is through the clearing activities performed for it by Lewco. While the Company holds an ownership position in Lewco and is responsible for a percentage of the costs incurred by Lewco to address the issue, the Company does not control the management of the year 2000 problem by Lewco and is dependent on Lewco's ability to correctly disclose its year 2000 compliance progress to the Company and to adequately address the issue. The Company believes that with the modifications to existing software and conversions to new software completed to date by both it and Lewco, the adverse effects of the year 2000 issue will be mitigated. However, if such modifications and conversions are not successful, the year 2000 issue could have a material impact on the operations, liquidity and financial condition of the Company, could lead to enforcement actions by regulatory agencies and could expose it to third party liability.

     The Company engaged an independent consulting firm to assist in impact analysis, solution design and project planning; however, the Company retains all responsibility for its year 2000 issues, plans and compliance efforts. The year 2000 plan followed by the Company contains four phases: phase one is the identification and prioritization of all in-house and third party information technology and noninformation technology systems; phase two is the diagnostic testing of all critical information technology and noninformation technology systems for year 2000 compliance; phase three is the implementation of solutions, including all necessary repair work, modifications, and replacements to system software and hardware, and retesting; and phase four is the execution of the contingency plan created during phases one through three for those areas where repair work fails. The Company substantially completed phase one in December 1998, phase two in April 1999, and phase three in June 1999. The Company is currently retesting, refining its contingency planning, and testing software currently in development.

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

     The total cost associated with the Company's year 2000 plan is not expected to be material to the Company's financial position. For all phases, the Company has budgeted $2.0 million. A majority of the $2.0 million budgeted has been and will be incurred and expensed in the Company's 1999 fiscal year. This figure includes expenses for testing, programming changes, replacement hardware and software, consultant fees, and related payroll costs for its IT group and other employees on the year 2000 team. During the three months and nine months ended June 30, 1999, approximately $230,000 and $790,000, respectively was incurred and expensed. None of the Company's other information technology projects have been delayed due to the implementation of its year 2000 plan.

     With respect to Lewco's efforts, the Company has not devoted material amounts of its labor resources, but has incurred certain expenses as a result of its ownership interest in Lewco. In total, the Company's portion of expenses that have been and will be incurred is approximately $2.5 million. The Company's portion of the expenses incurred to address this issue as budgeted by Lewco is expected to be approximately $880,000 in fiscal 1999; this amount has been and will be funded through operating cash flows. During the three months and nine months ended June 30, 1999, H&Q's share of Lewco's expenses was $83,000 and $653,000, respectively, and is included in brokerage and clearance expenses.

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

     The Company has contacted all of its major vendors to assess their compliance efforts and the Company's exposure in the event of failure of their efforts. The Company has received responses from all such vendors, has tailored its own year 2000 plan accordingly, and in some cases continues to monitor certain vendors' compliance progress. In addition to Lewco, the Company relies on various third party systems or services to conduct its business, including Nasdaq, Inc., the New York Stock Exchange, Inc. and regional and national telecommunications and market data services providers. The failure of any of these entities to satisfactorily address the year 2000 issue could have a material adverse effect on the Company's operations, liquidity and financial condition. The Company is presently monitoring the progress of these and other entities' year 2000 compliance. Although the Company is developing a detailed contingency plan, if certain third party systems and services, such as stock exchanges, major utility providers or Lewco fail, it is unlikely that a contingency plan could be developed to adequately protect against business disruption due to such failures.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     REVENUES. Total revenues for the period increased 73% from $102.8 million for the three months ended June 30, 1998 to $178.1 million for the three months ended June 30, 1999.

     Principal transactions revenue increased 69% from $27.1 million to $45.8 million due primarily to increased volumes in the OTC business.

     Commissions increased 44% from $12.8 million to $18.5 million. This increase was primarily due to an increase in NYSE-listed transactions.

     Investment banking revenue increased 107% from $28.2 million to $58.3 million, and increased as a percentage of revenues from 27% to 33%. The Company managed or co-managed 32 public offerings during the three month period ended June 30, 1998, compared to 42 during the three month period ended June 30, 1999.

     Corporate finance fees increased 76% from $20.0 million to $35.3 million primarily due to the completion of more merger and acquisition transactions during the three month period ended June 30, 1999.

     Interest and dividends increased 2% from $6.8 million to $6.9 million.

     Net investment gains for the three month period increased 165% from $1.6 million to $4.2 million. For the three months ended June 30, 1998, there were realized gains of $4.0 million and a change in unrealized losses of $2.4 million. For the three months ended June 30, 1999, there were realized gains of $8.7 million and a change in unrealized losses of $4.5 million.

     Other revenues increased 47% from $6.3 million to $9.2 million. The increase related primarily to increases in accrued profit participation distributions and management fees from venture and other investment funds managed by the Company.

     EXPENSES. Total expenses for the period increased 44% from $78.4 million for the three months ended June 30, 1998 to $113.0 million for the three months ended June 30, 1999.

     Compensation and benefits expense increased 63% from $51.6 million to $84.2 million. The increase was due primarily to higher incentive compensation expenses accrued on higher revenues. Compensation and benefits expense as a percentage of total revenues was 50% for the three months ended June 30, 1998 and 47% for the three months ended June 30, 1999.

     Brokerage and clearance expense decreased 23% from $6.5 million to $5.0 million. The decrease was primarily attributable to the adjustment of accruals made for prior period estimated clearing costs.

     Occupancy and equipment expense was $6.2 million for each of the three month periods ended June 30, 1998 and 1999.

     Communications expense increased 3% from $3.8 million to $3.9 million.

     Interest expense increased 20% from $1.0 million to $1.2 million primarily due to higher interest paid on the financing of customer balances.

     Other expenses increased 34% from $9.3 million to $12.5 million. This increase was due primarily to increased information technology consulting fees.

     INCOME TAX PROVISION. The Company's effective income tax rate was 43% for the three months ended June 30, 1998 and 1999.

NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

     REVENUES. Total revenue for the period increased 43% from $301.8 million for the nine months ended June 30, 1998 to $431.2 million for the nine months ended June 30, 1999.

     Principal transactions revenue increased 51% from $82.2 million to $123.8 million due primarily to increased volumes in the OTC business.

     Commissions increased 34% from $37.3 million to $49.9 million. This increase was primarily due to an increase in NYSE-listed transactions.

     Investment banking revenue increased 54% from $75.1 million to $115.5 million, and increased as a percentage of revenues from 25% to 27%. The Company managed or co-managed 75 public offerings during the nine month period ended June 30, 1998, compared to 83 during the nine month period ended June 30, 1999.

     Corporate finance fees increased 20% from $57.3 million to $68.9 million due primarily to the completion of more merger and acquisition transactions during the nine month period ended June 30, 1999.

     Interest and dividends increased 2% from $19.5 million to $19.9 million.

     Net investment gains for the nine month period increased 182% from $11.4 million to $32.0 million. For the nine months ended June 30, 1998, there were realized gains of $16.6 million offset by a change in unrealized losses of $5.2 million. For the nine months ended June 30, 1999, there were realized gains of $17.6 million and a change in unrealized gains of $14.4 million.

     Other revenues increased 12% from $19.0 million to $21.4 million. The increase related primarily to increases in accrued profit participation distributions and management fees from venture and other investment funds managed by the Company.

     EXPENSES. Total expenses for the period increased 26% from $237.7 million for the nine months ended June 30, 1998 to $299.6 million for the nine months ended June 30, 1999.

     Compensation and benefits expense increased 39% from $151.1 million to $210.8 million. The increase was due primarily to higher incentive compensation expenses accrued on higher revenues. Compensation and benefits expense as a percentage of total revenues was 50% for the nine months ended June 30, 1998 and 49% for the nine months ended June 30, 1999

     Brokerage and clearance expense increased 24% from $17.6 million to $21.8 million. The percentage increase was primarily attributable to higher charges from Lewco, which include H&Q's allocation of year 2000 systems programming changes, and higher floor brokerage charges related to increased commissions.

     Occupancy and equipment expense decreased 5% from $17.3 million to $16.4 million. The decrease was due primarily to lower depreciation expense attributable to the Company's current efforts to replace its employee's personal computers and related infrastructure with leased equipment.

     Communications expense increased 1% from $11.1 million to $11.3 million.

     Interest expense decreased 10% from $3.0 million to $2.7 million primarily due to lower interest paid on the financing of customer balances.

     Other expenses decreased 2% from $37.6 million to $36.7 million. This decrease was due primarily to a charge in December 1997 of $8.0 million for the Company's unaccrued portion of its settlement of the Nasdaq market-makers antitrust class action litigation offset by increased information technology consulting fees and a loss on the sale of HQEM.

     INCOME TAX PROVISION. The Company's effective income tax rate was 43% for the nine months ended June 30, 1998 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically satisfied its funding needs with its own capital resources, consisting almost entirely of internally generated retained earnings. As of June 30, 1999, the Company had liquid assets consisting primarily of cash and cash equivalents of $31.3 million and amounts on deposit with Lewco of $239.0 million. Such amounts on deposit with Lewco are a component of the June 30, 1999 receivable from Lewco of $16.6 million. As of June 30, 1999, Guaranty Finance had a bank line of credit of $25 million with $1.5 million outstanding. While the Company has not required additional bank financing during the past several years, it has available an additional $20.0 million committed line of credit with a commercial bank expiring April 30, 2000.

     The Company's consolidated balance sheet reflects the Company's relatively unleveraged financial position. The ratio of assets to equity as of June 30, 1999 was approximately 1.9:1. The Company's assets include receivables from customers and Lewco, securities held for trading purposes, short-term investments and securities held for investment purposes. A substantial portion of the Company's receivables are secured by customer securities or security transactions in the process of settlement. Securities held for trading purposes are actively traded and readily marketable. As of June 30, 1999, securities held for trading purposes include government securities mutual funds totaling $12.6 million. Securities held for investment purposes are for the most part illiquid and are carried at valuations that reflect this lack of liquidity.

     H&Q LLC, as a broker-dealer, is registered with the SEC and is a member of the NASD and the NYSE. As such, H&Q LLC is subject to the capital requirements of these regulatory entities. H&Q LLC's regulatory net capital has historically exceeded these minimum requirements. As of June 30, 1999, H&Q LLC was required to maintain minimum regulatory net capital in accordance with SEC rules of approximately $8.3 million and had total regulatory net capital of approximately $89.1 million, or approximately $80.8 million in excess of its requirement.

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

     The Company attempts to limit its exposure to market risk on securities held as a result of its daily trading activities by limiting its intraday and overnight inventory of trading securities to that needed to provide the appropriate level of liquidity in the securities for which it is a market maker. Security inventory positions are balanced and marked to market daily. At June 30, 1999, the fair value of the

Company's trading securities was $53.3 million in long positions and $37.3 million in short positions. The net potential loss in fair value at June 30, 1999, using a 10% hypothetical decline in prices, is estimated to be approximately $1.6 million. Occasionally, the Company enters into exchange-traded option contracts to hedge against potential losses in inventory positions, thus reducing the potential loss exposure. Such options are marked to market and are included in the Company's marketable trading securities portfolio.

     The Company's primary method of limiting market risk on securities positions held in the Company's long-term investment portfolio is to liquidate positions when they become freely tradable. The Company's long-term investment portfolio consists primarily of marketable and nonmarketable equity ownerships in numerous portfolio companies. Many of the marketable securities owned by the Company result from the public registration by the portfolio company of previously private, nonmarketable shares. In these cases, the Company is nearly always subject to trading restrictions that prevent the Company from disposing of the security until all such restrictions expire. Additionally, the extent of the Company's ownership or the nature of its relationship to the investee company may impose additional trading restrictions on the Company's investment. Based on individual securities reviews, the Company may elect to hold freely tradable marketable security positions for a period after the restrictions have lapsed. In some cases, such positions are monitored daily. At June 30, 1999, the fair value of the Company's marketable long-term investment securities was $52.4 million. The net potential loss in fair value, using a 10% hypothetical decline in prices, is estimated to be approximately $5.2 million. In the case of larger holdings of marketable investment securities, the Company may enter into various hedge contracts such as options to reduce the Company's potential loss exposure. The effects of such hedge contracts are included in the Company's valuation of the hedged security.

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

     ASPEC TECHNOLOGY, INC. SECURITIES LITIGATION

     On June 7, 1999, H&Q filed a demurrer to the Consolidated Class Action Complaint in the pending state court action.

     BMJ MEDICAL MANAGEMENT, INC. SECURITIES LITIGATION

     On May 19, 1999, the bankruptcy court in the Southern District of Florida granted an agreed order to remand the Lighthouse case to the Circuit Court of the Fifteenth Judicial District in and for Palm Beach County, Florida. On May 26, 1999, the federal district court for the Southern District of Florida responded to the defendants' motion for reconsideration of its denial of the motion to dismiss by declining to change its ruling or to certify the order for interlocutory appeal. On June 1, 1999, the underwriters moved to dismiss the state court complaint. On June 29, 1999, in an adversary proceeding filed by BMJ, BMJ v. Sapir, et al., Adv. Pro No. 99-68, the bankruptcy court in Delaware ordered that all litigation be stayed until August 20, 1999.

     LUMISYS, INC. SECURITIES LITIGATION

     The plaintiffs have voluntarily dismissed the federal court case without prejudice.

     STB SYSTEMS, INC. SECURITIES LITIGATION

     On June 7, 1999, the Court dismissed certain of the claims against the underwriters. The plaintiffs filed a Second Amended Petition on July 8, 1999. On July 19, 1999, the underwriters requested that certain of the claims against them be dismissed.

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


                                      HAMBRECHT & QUIST GROUP,
                                      a Delaware Corporation


                                      By:   /s/ Patrick J. Allen
                                            ----------------------------------
                                            Patrick J. Allen
                                            Chief Financial Officer

                                          (On behalf of the Registrant and as
                                           Principal Financial and Accounting
                                           officer)

Date:  August 13, 1999

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                               DESCRIPTION

27                          Financial Data Schedule.